Form 10-Q
period 2025-06-30
Hinge Health, Inc.
filed 2025-08-11
CIK 1673743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 001-42657

Hinge Health, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1884841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
455 Market Street, Suite 700 San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 726-2206

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	HNGE	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2025, the registrant had 27,223,448 shares of Class A common stock, $0.00001 par value per share, 51,211,799 shares of Class B common stock, $0.00001 par value per share, and 2,581,837 shares of Series E redeemable convertible preferred stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2025 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our ability to attract and retain clients;
•
our ability to attract, enroll, and retain members;
•
our ability to attract and retain relationships with partners;
•
our ability to estimate the size of our target market;
•
the demand for musculoskeletal ("MSK") pain treatment and prevention solutions in general, and the demand for our platform in particular;
•
our ability to enhance our platform and programs or develop new programs, capabilities, features, and products, including our high-performance provider network for MSK care, HingeSelect;
•
our expectations regarding the acceptance of remote MSK care;
•
our ability to offer high-quality programs to our members;
•
expectations regarding the performance of our AI-driven platform and the ability of technology and artificial intelligence ("AI") to help deliver effective MSK care;
•
expectations regarding the ability of AI to provide support for our care team;
•
our ability to deliver a return on investment for our clients and positive outcomes for our members;
•
our ability to compete successfully in our competitive market;
•
our ability to contract with qualified licensed health professionals;
•
our ability to maintain high ratings and reviews of our platform;
•
our future financial performance, including revenue, cost of revenue, and gross profit;
•
our ability to achieve or maintain profitability;
•
our ability to protect our brand;
•
our expectations regarding our sales and marketing efforts and investments, including our go-to-market strategy;
•
our ability to successfully execute on our growth initiatives, business strategies, or operating plans;
•
our ability to attract and retain key personnel and highly-qualified personnel;
•
our ability to develop, maintain, and protect our intellectual property;
•
our ability to expand into new markets and to effectively manage our international growth and operations;
•
our ability to protect our client and member information in compliance with privacy and data protection laws;
•
our ability to comply with changing laws and regulations;
•
changes in the healthcare regulatory environment, particularly in states where new regulations regarding telehealth are being enacted;
•
our expectations regarding the increased expenses associated with being a public company;
•
our expectations regarding the period during which we qualify as an “emerging growth company” under the JOBS Act;

•
our expectations and management of future growth;
•
the impact from future regulatory, judicial, and legislative changes or developments that may affect our customers’ or our business; and
•
the risks related to our Class A common stock and our dual class common stock structure.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on management's current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects, based on information available to us at the time such statements are made. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” within this Quarterly Report, as well as those risks and uncertainties, set forth from time to time in our reports and other documents filed with the U.S. Securities and Exchange Commission (the “SEC”).

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Moreover, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law or the listing rules of The New York Stock Exchange (“NYSE”). We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” contained within this Quarterly Report. These risks could materially and adversely impact our business, results of operations, and financial condition which could cause the trading price of our Class A common stock to decline and could result in a loss of all or part of your investment. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:

•
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability. Although we have experienced rapid growth recently, if we fail to effectively manage our growth, we may be unable to execute our business plan and adequately address competitive challenges, and our business, results of operations, and financial condition could be materially adversely affected.
•
We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.
•
We have a limited operating history, which makes it difficult for you to evaluate our business, future prospects, and your investment, and makes it difficult to predict our future results of operations.
•
Our results of operations have fluctuated in the past and may continue to fluctuate in the future on a quarterly and annual basis. If we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
•
If we are unable to attract new clients, if existing clients do not renew their agreements or renew on less favorable terms, or if we do not achieve our performance guarantees, it could have a material adverse effect on our business, results of operations, and financial condition.
•
If we fail to retain existing members or add new members, our revenue, business, results of operations, and financial condition may be materially adversely affected.
•
A substantial portion of our client relationships are contracted through a limited number of health plans and other partners. If we are unable to establish, maintain, or grow these relationships over time or if the partners refer business to our competitors instead, we are likely to lose a portion of our clients, which could have a material adverse effect on our business, results of operations, and financial condition.
•
Our increasing reliance on AI and machine learning technologies may expose us to significant risks, including development and deployment challenges, regulatory uncertainties, and potential third-party claims, which could adversely affect our reputation, business, results of operations, and financial condition.
•
We may be unable to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology, or we may in the future become subject to claims of infringement, misappropriation, or violation of third parties’ intellectual property rights. Our failure to protect our intellectual property and any potential intellectual property infringement claims could harm our brand, devalue our proprietary content, and affect our ability to compete effectively.
•
Our business operates in a highly regulated industry and changes over time in regulations, or the implementation of existing regulations, could affect our operations and subject us to increased compliance costs and liabilities.
•
We and our affiliated professional entities are subject to federal, state, and foreign healthcare laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.
•
Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.
•
Our Enso device is subject to extensive government regulation. We may not receive, or may be delayed in receiving, the necessary marketing authorizations or certifications for modifications to our Enso device or any device products (including new device products) we may offer, and failure to timely obtain necessary marketing authorizations or certifications for any medical devices we may offer could have a material adverse effect on our business, results of operations, and financial condition.
•
The FDA may modify its enforcement policies with respect to medical software products, and our programs may become subject to extensive regulatory requirements, which may increase the cost of conducting, or otherwise harm, our business.
•
The price of our Class A common stock may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

•
The dual class structure of our common stock concentrates voting control with the holders of our Class B common stock, including Daniel Perez and Gabriel Mecklenburg (our “Founders”) and their affiliates, and the holders of our Series E preferred stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

v

GLOSSARY OF TERMS

The following are abbreviations, acronyms, and definitions of certain terms used in this Quarterly Report:

Term	Definition
Calculated Billings	Total revenue, plus the change in deferred revenue, less the change in contract assets for the period.
Clients

Businesses or organizations, which we call entities, that have at least one active agreement with us at the end of a particular period. Entities that procure our platform through our partners are counted as individual clients. We do not count our partners as clients unless they also separately have at least one active client agreement with
us. When a partner has an agreement with us for their fully-insured population, that partner is deemed to be one client, despite there being multiple fully-insured employers within that partner that have access to our platform.

Contracted Lives

Individuals within our contracted clients who have, or will have, the ability to enroll in our programs, typically employees and their adult dependents. Contracted lives include individuals within contracted clients that have not yet launched our platform, and thus such individuals are not yet eligible to be billed. Contracted lives include eligible lives.

Electronic Health Records ("EHR")	Collection of patient health records electronically stored in a digital format.
Eligible Lives

Individuals within our clients that have launched our platform, and thus such individuals have the ability to enroll in our programs and are eligible to be billed. Eligible lives are a subgroup of our contracted lives.

Fully-Insured Employers	Employers that pay a group health insurance provider for the employees enrolled in the insurance provider’s health plan, and the insurance provider is responsible for those employees’ medical claims.
HingeConnect

A proprietary AI-driven database that integrates external EHRs and other data sources into Hinge Health’s technology platform for member identification and engagement. HingeConnect informs and enables highly personalized care and coordination with external providers.

LTM Average Eligible Lives	The average number of eligible lives calculated as the sum of eligible lives as of the first quarter and eligible lives as of the end of the last quarter in a given 12-month period, divided by two.
Medicare Advantage

Health plan for people aged 65 and older that is managed by private insurance companies that contract with the federal government. These private insurance companies receive a set payment from Medicare, administer benefits, and bear the financial risk of claims made by plan beneficiaries.

Member

An eligible life, including employees and adult dependents of our clients, who has engaged with our platform at any point and whose engagement has been billed or is contractually eligible to be billed.

MSK	Musculoskeletal system, which refers to the performance of the locomotor system composed of intact muscles, bones, joints, and adjacent connective tissues.
Partners	Health plans, Pharmacy Benefit Managers (“PBMs”), Third-Party Administrators (“TPAs”), and other ecosystem entities such as centers of excellence and healthcare navigation companies.
Pharmacy Benefit Managers (“PBMs”)	Third-party companies that act as an intermediary between insurance providers and pharmaceutical companies.
Self-Insured Employers	Employers who bear the financial risk of medical claims for their employees and their dependents and utilize health plans for their administrative services only.
Third-Party Administrator (“TPA”)	Company or organization that collects and processes insurance claims and delivers support for health plans and employers.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(in thousands, except share and par value data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$237,170	$300,785
Marketable securities	176,087	165,787
Accounts receivable, net of allowance for credit losses of $7,649 and $6,470 as of June 30, 2025 and December 31, 2024, respectively	99,299	42,495
Deferred commissions	24,354	18,615
Inventory	13,987	10,873
Prepaid expenses and other current assets	47,528	44,891
Total current assets	598,425	583,446
Goodwill	64,096	61,607
Intangible assets, net	2,961	1,807
Property, equipment and software, net	7,724	7,380
Operating lease right-of-use assets	8,605	9,607
Other assets	11,843	9,412
Total assets	$693,654	$673,259
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$34,898	$27,853
Operating lease liabilities	4,047	3,814
Deferred revenue	275,138	217,632
Total current liabilities	314,083	249,299
Operating lease liabilities, noncurrent	5,919	7,258
Total liabilities	320,002	256,557
Commitments and Contingencies (Note 6)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value; 4,330,341 shares of Series E authorized, 2,581,837 shares of Series E preferred stock issued and outstanding as of June 30, 2025, 48,190,771 shares authorized and 48,150,146 shares issued and outstanding as of December 31, 2024; aggregate liquidation preference of $200,000 and $845,478 as of June 30, 2025 and December 31, 2024, respectively	199,874	851,272
Stockholders’ equity (deficit):
Class A common stock, $0.00001 par value: 1,000,000,000 shares authorized as of June 30, 2025; 26,909,512 shares issued and outstanding as of June 30, 2025	—	—
Class B common stock, $0.00001 par value: 120,000,000 shares authorized as of June 30, 2025; 51,216,506 shares issued and outstanding as of June 30, 2025	—	—
Common stock, $0.00001 par value: 0 and 98,109,595 authorized as of June 30, 2025 and December 31, 2024, respectively; 0 and 16,379,906 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,255,059	88,097
Accumulated other comprehensive gain (loss)	(34)	68
Accumulated deficit	(1,081,247)	(522,735)
Total stockholders’ equity (deficit)	173,778	(434,570)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$693,654	$673,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$139,098	$89,825	$262,923	$172,533
Cost of revenue	41,335	23,208	64,927	47,976
Gross profit	97,763	66,617	197,996	124,557
Operating expenses:
Research and development	279,962	24,920	303,462	54,683
Sales and marketing	147,228	44,894	193,944	87,037
General and administrative	251,244	14,354	268,125	31,812
Total operating expenses	678,434	84,168	765,531	173,532
Loss from operations	(580,671)	(17,551)	(567,535)	(48,975)
Other income:
Other income, net	4,694	4,986	9,695	10,104
Net loss before income taxes	(575,977)	(12,565)	(557,840)	(38,871)
Provision (benefit) for income taxes	(326)	361	672	519
Net loss	$(575,651)	$(12,926)	$(558,512)	$(39,390)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	—	—	104,174	—
Net loss attributable to common stockholders	$(575,651)	$(12,926)	$(454,338)	$(39,390)
Net loss per share attributable to common stockholders, basic and diluted	$(13.10)	$(0.96)	$(15.05)	$(2.93)
Weighted average shares attributable to common stockholders, basic and diluted	43,931	13,528	30,190	13,455
Other comprehensive loss:
Unrealized loss on marketable securities, net of taxes	(44)	(11)	(102)	(116)
Comprehensive loss	$(575,695)	$(12,937)	$(558,614)	$(39,506)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Unaudited

(in thousands, except share amounts)

	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Income) Loss	Deficit	Equity (Deficit)
Balances at December 31, 2024	48,150,146	$851,272	16,379,906	$—	$88,097	$68	$(522,735)	$(434,570)
Issuance of common stock upon exercise of options	—	—	65,750	—	97	—	—	97
Proceeds from repayment of recourse loans for settlement of restricted stock awards	—	—	—	—	4,935	—	—	4,935
Adjustment to reflect deemed contribution from Series and Series E redeemable convertible preferred stock extinguishment	—	(104,174)	—	—	104,174	—	—	104,174
Stock-based compensation	—	—	—	—	7	—	—	7
Unrealized loss on marketable securities	—	—	—	—	—	(58)	—	(58)
Net income	—	—	—	—	—	—	17,139	17,139
Balances at March 31, 2025	48,150,146	$747,098	16,445,656	$—	$197,310	$10	$(505,596)	$(308,276)
Issuance of common stock upon exercise of options	—	—	120,657	—	159	—	—	159
Settlement of repurchase agreement	(4,983,533)	(200,694)	4,150,200	—	150,694	—	—	150,694
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(40,584,776)	(346,530)	40,584,776	—	346,530	—	—	346,530
Stock-based compensation	—	—	—	—	590,983	—	—	590,983
Issuance of Class A common stock pursuant to the initial public offering, net of issuance and offering costs	—	—	8,522,528	—	241,641	—	—	241,641
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock units	—	—	16,815,445	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(8,513,244)	—	(272,258)	—	—	(272,258)
Unrealized loss on marketable securities	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(575,651)	(575,651)
Balances at June 30, 2025	2,581,837	$199,874	78,126,018	$—	$1,255,059	$(34)	$(1,081,247)	$173,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Unaudited

(in thousands, except share amounts)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Income) Loss	Deficit	Deficit
Balances at December 31, 2023	48,150,146	$851,272	15,956,516	$—	$86,748	$60	$(510,802)	$(423,994)
Issuance of common stock upon exercise of options	—	—	36,122	—	61	—	—	61
Stock-based compensation	—	—	—	—	304	—	—	304
Unrealized loss on marketable securities	—	—	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	—	—	(26,464)	(26,464)
Balances at March 31, 2024	48,150,146	$851,272	15,992,638	$—	$87,113	$(45)	$(537,266)	$(450,198)
Issuance of common stock upon exercise of options	—	—	172,325	—	219	—	—	219
Stock-based compensation	—	—	—	—	306	—	—	306
Unrealized loss on marketable securities	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(12,926)	(12,926)
Balances at June 30, 2024	48,150,146	$851,272	16,164,963	$—	$87,638	$(56)	$(550,192)	$(462,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(558,512)	$(39,390)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,646	3,168
Stock-based compensation	590,990	610
Amortization of deferred commissions	19,870	13,411
Accretion of discounts and amortization of premiums on marketable securities, net	326	217
Excess and obsolete inventory charge	—	1,812
Non-cash operating lease expense	1,688	1,833
Provision for credit losses	2,780	2,487
Deferred income taxes	96	—
Other	(2)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(59,584)	(23,281)
Deferred commissions	(27,650)	(18,171)
Inventory	(3,114)	1,137
Prepaid expenses and other current assets	(6,609)	1,295
Other assets	(485)	239
Accounts payable and accrued liabilities	6,997	(7,661)
Operating lease liabilities	(1,792)	(2,372)
Deferred revenue	57,505	46,934
Net cash provided by (used in) operating activities	25,150	(17,735)
Investing activities
Purchase of property and equipment	(248)	(567)
Capitalized internal use software	(2,336)	(1,316)
Purchases of marketable securities	(175,282)	(160,768)
Maturities of marketable securities	164,556	181,550
Acquisition of a business	(4,000)	—
Net cash provided by (used in) investing activities	(17,310)	18,899
Financing activities
Proceeds from exercise of common stock options	256	277
Proceeds from issuance of common stock in initial public offering, net of issuance costs	255,675	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	(272,258)	—
Payment on Repurchase Agreement with Coatue	(50,000)	—
Proceeds from repayment of non-recourse loans to employees	4,934	—
Payments for deferred offering costs	(10,061)	(125)
Net cash provided by (used in) financing activities	(71,454)	152
Net increase (decrease) in cash	(63,614)	1,316
Cash, cash equivalents and restricted cash, beginning of period	302,586	237,474
Cash, cash equivalents and restricted cash, end of period	$238,972	$238,790
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$237,170	$236,628
Restricted cash	1,802	2,162
Total cash, cash equivalents and restricted cash	$238,972	$238,790
Supplemental disclosures of noncash operating activities
Cash paid for income taxes	$199	$207
Supplemental disclosures of noncash investing and financing activities
Property and equipment purchased and unpaid at period end	$—	$366
Unpaid deferred offering costs at period end	$538	$361
Right-of use assets obtained in exchange for lease obligations	$686	$—
Conversion of redeemable convertible preferred stock for Coatue in connection with initial public offering	$150,694	$—
Conversion of redeemable convertible preferred stock for all other in connection with initial public offering	$346,530	$—
Adjustment to reflect deemed contribution from Series D and E redeemable convertible preferred stock extinguishment	$104,174	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Description of Business

Hinge Health, Inc. and its subsidiaries and consolidated professional corporations (collectively “Hinge Health” or the “Company”) is focused on scaling and automating the delivery of health care, starting with musculoskeletal conditions. Leveraging an AI-powered care model, a wearable device, and access to expert clinicians, Hinge Health delivers personalized, evidence-based care that helps people move beyond pain, improving member outcomes and experiences and reducing costs for clients. The Company’s clients are primarily self-insured employers. The Company’s members represent an eligible life who has engaged with the Company’s platform at any point and whose engagement has been billed or is contractually eligible to be billed.

The Company was incorporated in Delaware in March 2016 and is headquartered in San Francisco, California. The Company has wholly-owned subsidiaries in Canada, India and the United Kingdom that provide research and development support.

Completion of Initial Public Offering

In May 2025, the Company completed its initial public offering (“IPO”) of shares of Class A common stock. Immediately prior to the completion of the IPO, the Company amended and restated its certificate of incorporation which provided for (i) the reclassification of all outstanding shares of the Company’s common stock (other than those held by Daniel Perez and Gabriel Mecklenburg (the “Founders”) and their affiliates) into an equal number of shares of Class A common stock, (ii) the reclassification of all shares of the Company’s common stock underlying outstanding equity awards under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) (other than those held by the Founders) into shares of Class A common stock pursuant to an amendment to the 2017 Plan, (iii) the reclassification of all outstanding common stock held by the Founders and their affiliates into an equal number of shares of Class B common stock, (iv) the reclassification of all shares of the Company’s common stock underlying outstanding equity awards under the 2017 Plan held by the Founders into shares of Class B common stock pursuant to an amendment to the 2017 Plan, (v) the amendment of the terms of the Company’s outstanding Series E redeemable convertible preferred stock, par value $0.00001 per share (the “Series E preferred stock”), to provide that such shares are initially convertible into shares of Class B common stock (collectively referred to as the “Common Stock and Series E Preferred Stock Reclassification”), (vi) the automatic conversion and reclassification of 42,986,472 of outstanding shares of the Company’s redeemable convertible preferred stock, or all outstanding shares of Series A-1, Series A-2, Series B, Series C, Series C-1, and Series D redeemable convertible preferred stock, into an aggregate of 42,986,472 shares of Class B common stock (collectively referred to as the “General Preferred Stock Conversion and Reclassification”), and (vii) the voluntary conversion of 1,748,504 outstanding shares of Series E preferred stock into the same amount of shares of Class B common stock (together with the General Preferred Stock Conversion and Reclassification, referred to as the “Preferred Stock Conversion”). The Company used substantially all of the proceeds from the IPO to pay employee taxes on the restricted stock units and performance restricted stock unit settlement.

Prior to the IPO, deferred offering costs, which consisted of accounting, legal and other fees directly related to the IPO, were capitalized as other non-current assets on the unaudited condensed consolidated balance sheets. In connection with the IPO, $14.0 million of deferred offering costs were reclassified to stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO.

2.
Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes included in the Company’s final prospectus dated May 21, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Securities Act") on May 22, 2025 (the “Prospectus”).

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP and regulations of the SEC for interim financial information. The June 30, 2025 unaudited condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of December 31, 2024. The unaudited condensed

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The Company’s unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliated professional medical corporations. The Company’s affiliated professional medical corporations are collectively referred to as Hinge Health Digital P.C.

Hinge Health Digital P.C. contracts with or otherwise employs physicians, physical therapists and other licensed health professionals in order to provide services to the Company’s clients, and under certain management services agreements, the Company serves as the exclusive manager and administrator of Hinge Health Digital P.C.’s non-clinical functions and services. Hinge Health Digital P.C. is considered a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has the rights and power to control the activities of Hinge Health Digital P.C. and as a result the Company consolidates the activities of Hinge Health Digital P.C.

As of June 30, 2025 and December 31, 2024, total assets of the VIE, all of which are current, were $5.4 million and $4.0 million, respectively, and total liabilities, all of which are current, were $7.9 million and $6.3 million, respectively, after the elimination of intercompany transaction balances.

All intercompany transactions and balances have been eliminated upon consolidation.

Any reference in these notes to applicable guidance is meant to refer to authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements. Significant items that require estimates include, but are not limited to, variable consideration to recognize revenue, inventory valuation, estimated credit losses, income taxes, capitalized internal-use software development costs, the period of benefit for deferred commissions, the valuation of the Company’s common stock prior to the IPO and stock-based compensation. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may vary from the Company’s estimates.

Emerging Growth Company Status

The Company is an emerging growth company, as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates to public and private companies until the earlier of the date that (i) the company is no longer an emerging growth company or (ii) the company affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating. To manage risk exposure, the Company invests cash equivalents and marketable securities in a variety of fixed income securities, including government and investment-grade debt securities and money market funds. The Company places its cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.

The Company monitors accounts receivable for uncollectible accounts on an ongoing basis. No client represented greater than 10% of the Company’s accounts receivable as of June 30, 2025 and December 31, 2024. Additionally, no client represented greater than 10% of the Company’s revenue for the three and six months ended June 30, 2025 and 2024. For the purpose of assessing the

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

concentration of credit risk for significant clients, the Company defines a client as a business or organization that purchases access to the Company’s platform directly from the Company or indirectly through one of the Company’s partners.

The Company is subject to supplier concentration risk from third party suppliers that supply its inventory. The Company relies and expects to continue to rely on a small number of third-party suppliers to supply its inventory requirements. The Company’s inventory and ability to provide its peripheral Enso device product to members could be adversely affected by a significant interruption from these third-party suppliers.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the amount management expects to collect from outstanding balances, net of allowances for credit losses. The Company records accounts receivable when it has the unconditional right to bill and receive payment regardless of whether revenue has been recognized. Unbilled receivables include contractually billable invoices that are not yet billed. Amounts that the Company has a contractual right to bill or has billed are non-refundable.

Accounts receivable, net as of June 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Billed accounts receivable	$69,830	$37,658
Unbilled accounts receivable	37,118	11,307
Allowance for credit losses	(7,649)	(6,470)
Total accounts receivable, net	$99,299	$42,495

Allowances for credit losses are provided for those outstanding balances considered to be uncollectible based on the age of each outstanding invoice, historical collection history and the client’s expected ability to pay. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for credit losses.

Allowance for credit losses during the three and six months ended June 30, 2025 and 2024 was composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$7,005	$4,370	$6,470	$3,439
Provision for credit losses	1,894	1,570	2,780	2,487
Write-off for credit losses, net	(1,250)	(321)	(1,601)	(307)
Balance, end of period	$7,649	$5,619	$7,649	$5,619

Deferred Commissions

The Company has determined that certain sales incentives provided to the Company’s sales team and payments related to partnership agreements are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial sales transaction. When determining the economic life of the deferred commission assets recognized, the Company considers historical renewal rates, expectations of future client renewals of contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its clients. Deferred commissions are amortized over the 12-month member subscription period for partner commissions and estimated five-year client period of benefit for sales commissions and are included in sales and marketing expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the activity of the Company’s deferred commission balances during the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$25,519	$16,221	$24,078	$15,479
Capitalized costs	17,020	11,239	27,651	18,347
Amortized costs	(10,680)	(7,221)	(19,870)	(13,587)
Balance, end of period	$31,859	$20,239	$31,859	$20,239
Classified as:
Deferred commissions - current	$24,354	$15,978	$24,354	$15,978
Other assets - non current	7,505	4,261	7,505	4,261
Balance, end of period	$31,859	$20,239	$31,859	$20,239

Deferred Revenue

Deferred revenue primarily consists of amounts which the Company has billed or can contractually bill from subscription services and is recognized as the revenue recognition criteria is met.

The following table summarizes the changes in the balances of deferred revenue during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$217,328	$141,849	$217,632	$140,473
Add: billings during the period	196,908	135,382	320,429	219,466
Less: revenue recognized	(139,098)	(89,825)	(262,923)	(172,533)
Balance, end of period	$275,138	$187,406	$275,138	$187,406

The Company’s performance obligations are satisfied within 12 months of a member performing their first billable activity. As of June 30, 2025 and December 31, 2024, the deferred revenue balance was composed entirely of noncancellable performance obligations that will be satisfied within 12 months.

Revenue Recognition

The Company earns revenue from subscription fees by providing access to its platform and programs to treat and prevent MSK pain. The Company currently sells its subscriptions to its clients and generates revenue in the United States.

The Company determines revenue recognition through the following five steps:

•
Identification of the contract, or contracts, with a client;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue when, or as, the Company satisfies a performance obligation.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company determines it has a contract with a client: (1) when the contract has been approved by the Company and the client; (2) it can identify each party’s rights regarding the services to be transferred and the payment terms for the services; and (3) it has determined that the client has the ability and intent to pay and its members have engaged with the platform. The Company applies judgment in determining the client’s ability and intent to pay, which is based on a variety of factors, including the client’s payment history or, new client reputation and relationship with a health plan partner, as applicable. The Company’s typical contracts have a stated contractual term of three years, however for revenue recognition purposes, the contractual period is one year to align with the member subscription period as there are no enforceable rights and obligations until a subscription period for a member commences upon a first billable activity. After the initial stated contractual term, the Company’s contracts renew automatically for additional one-year terms unless notice of termination is given by the client or the Company.

The contracts contain a number of promised goods and services, including access to the Company’s platform, technical support, as well as the Company’s peripheral products, which includes the Enso device. The Company has determined its contracts contain three performance obligations which are provided to members; (1) access to the platform that is delivered over time; (2) technical support which is delivered in the same pattern using the output method; and (3) the peripheral products, when and if sent as a part of its platform. As the platform and technical support are provided to the client concurrently over the contract term and have the same pattern of transfer, the Company has concluded that these performance obligations represent one performance obligation consisting of a series of distinct services over the contract term.

The Company may provide the Enso device as part of its platform, which remains the legal property of the Company during the contract term. The Company determines whether the Enso device is sent to members based on criteria that it controls. If the Enso device is sent to a member as part of the Company’s platform, it constitutes a lease component as this device remains the property of the Company and the member has the right to direct the use of the device during the contract term. Delivery of the device causes a change to the scope of the contract, as both the Company’s and clients’ rights have changed. The Company accounts for this change as a contract modification resulting in the termination of the old contract and the start of a new contract. The Company’s Enso device qualifies to be accounted for as an operating lease and the pattern of delivery from contract modification date to contract termination is consistent with the timing for non-lease components in the contract. For these client arrangements where the Enso device is leased in combination with services, the Company considers the arrangement to be predominately a service and thus a combined single performance obligation for purposes of revenue recognition.

The transaction price is a fixed annual fee or a variable fee based on member engagement activity during a service period. The Company’s contracts are billed after a member’s first completed billing activity or throughout the service period upon the achievement of cohort milestones or based upon member engagement activity. When the billable volume varies based upon the achievement of cohort milestones or member engagement activity, the consideration is variable at contract outset, and the Company estimates the variable consideration per member using the expected value method. To the extent the Company cannot estimate with reasonable certainty the likelihood that the variable consideration will be achieved, the Company constrains this portion of the transaction price and recognizes it when or as the uncertainty is resolved, which is typically within a short period of time. Based on historical achievement or member engagement experience and periodic lookbacks, the Company adjusts revenue when the uncertainty has been resolved and the Company deems it probable that a significant reversal of revenue will not occur. If the actual amounts of consideration received differ from its estimates, the Company adjusts reported revenue in the period such variances become known. For the three and six months ended June 30, 2025 and 2024 changes to estimated variable consideration were not material.

Members have access to the Company’s platform for a 12-month subscription term that begins after the individual has completed their first billable activity on the platform. The Company does not earn any fees until this point. The Company recognizes revenue for each member ratably over the 12-month member subscription period in order to match the pattern of revenue recognition to the pattern of costs incurred in delivering its platform.

Timing of revenue recognition may differ from the timing of billing. A majority of the Company’s clients are billed upfront or throughout the first quarter of the member’s subscription period. The Company’s performance obligations are satisfied within 12 months of the member’s first billable activity. The Company’s contracts do not contain significant financing components.

Additionally, certain performance guarantees are included in most contracts and are estimated at each reporting period based on the Company’s historical performance or other available information. The Company recognizes any estimated adjustments to the contract price for not achieving the performance guarantees as an adjustment to revenue. Payouts on these performance guarantees have been immaterial to date.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Redeemable Convertible Preferred Stock

The Company has elected to apply the qualitative approach in determining whether an amendment to, or exchange of, an equity-classified redeemable convertible preferred stock (“Preferred Stock”) constitutes a modification or extinguishment when the Preferred Stock is not reclassified as a liability.

On February 18, 2025, the Company entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with Coatue US 70 LLC and Coatue Growth Fund IV LP (collectively “Coatue”), a holder of more than 5% of the Company’s outstanding capital stock. Pursuant to the Stock Repurchase Agreement, immediately prior to the completion of the Company’s IPO, the Company repurchased shares of Series E preferred stock from Coatue US 70 LLC for an aggregate purchase price of $50.0 million (the “Series E Repurchase”). The closing of the IPO was not conditioned upon the completion of the Series E Repurchase. Concurrently with the Stock Repurchase Agreement, the Company entered into a participation letter with Coatue, pursuant to which Coatue had the right, but not the obligation, to purchase from the Company at the IPO price an aggregate number of shares of Class A common stock in the Company’s IPO up to 5% of the shares of Class A common stock offered in the IPO. Additionally, Coatue voluntarily converted all of its remaining shares of Series E preferred stock into shares of Class B common stock immediately prior to the completion of the IPO and consented to convert and reclassify its shares of Series D Preferred Stock into shares of Class B common stock effective immediately prior to the completion of the IPO.

As of March 31, 2025, the Company recorded a deemed contribution of $104.2 million upon the extinguishment of Series D and E Preferred Stock charged to additional paid in capital in the unaudited condensed consolidated balance sheets. During the three months ended June 30, 2025 the Company repurchased 833,333 shares and paid Coatue $50.0 million which is reflected as a conversion from preferred stock to common stock in the unaudited condensed consolidated statements of redeemable preferred stock and stockholders' equity (deficit).

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The ASU intends to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options, providing clarifying guidance on how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishments guidance. The new standard is effective for the Company for the annual period beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion). The new standard is effective for the Company for the annual period beginning after December 15, 2026. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures through expansion of disclosures in an entity’s income tax rate reconciliation table and cash taxes paid both in the U.S. and foreign jurisdictions. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with early adoption permitted. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements and related disclosures.

3.
Cash, Cash Equivalents and Marketable Securities and Fair Value Measurements

The Company’s cash equivalents and marketable securities classified as Level 1 financial instruments are composed of U.S. treasury securities and money market funds. Level 1 financial instruments are in active markets using unadjusted quoted market prices for identical instruments.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s marketable securities classified as Level 2 financial instruments are composed of investment-grade corporate and government agency securities and commercial paper. Level 2 financial instruments are not in active markets but are from a primary professional pricing source that uses quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Fair values obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement dates, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from, or corroborated by, observable market data for substantially the full term of the asset. The Company validates the quoted market prices provided by its primary pricing service by comparing the fair values of its Level 2 marketable securities portfolio balance provided by its primary pricing service against the fair values provided by the Company’s marketable security managers.

The Company valued the modification on the Stock Repurchase Agreement, which was accounted for as an extinguishment using Level 3 inputs in the valuation hierarchy due to the presence of significant unobservable inputs and was valued at $104.2 million.

As of June 30, 2025 and December 31, 2024, cash, cash equivalents and marketable securities and the fair value hierarchy level consisted of the following (in thousands):

		June 30, 2025
	Fair value hierarchy level	Amortized cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Assets:
Cash equivalents:
Money market funds	Level 1	$189,024	$—	$—	189,024
Commercial paper	Level 2	8,584	—	(1)	8,583
Total cash equivalents		197,608	—	(1)	197,607
Marketable securities:
Commercial paper	Level 2	94,906	2	(37)	94,871
U.S. treasury securities	Level 1	76,432	7	(1)	76,438
Corporate bonds	Level 2	4,782	1	(5)	4,778
Total marketable securities		176,120	10	(43)	176,087
Total assets		$373,728	$10	$(44)	$373,694

		December 31, 2024
	Fair value hierarchy level	Amortized cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Assets:
Cash equivalents:
Money market funds	Level 1	$259,084	$—	$—	$259,084
Commercial paper	Level 2	4,575	—	—	4,575
Total cash equivalents		263,659	—	—	263,659
Marketable securities:
Commercial paper	Level 2	100,411	49	(7)	100,453
U.S. treasury securities	Level 1	60,558	30	—	60,588
Corporate bonds	Level 2	4,750	—	(4)	4,746
Total marketable securities		165,719	79	(11)	165,787
Total assets		$429,378	$79	$(11)	$429,446

There were no transfers into or out of Level 3 securities during the six months ended June 30, 2025 and the twelve months ended December 31, 2024.

As of June 30, 2025 and December 31, 2024, the contractual maturities of the marketable securities were 12 months or less. The Company does not intend to sell the marketable securities, and it is not more likely than not that the Company will be required to sell the marketable securities before recovery of their amortized cost basis, which may be at maturity.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2025 and 2024, interest income earned from cash and cash equivalents and marketable securities included in other income, net in the unaudited condensed consolidated statements of operations and comprehensive loss, was composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash and cash equivalents	$2,641	$2,762	$5,519	$5,439
Marketable securities	1,922	2,238	3,909	4,640
Total	$4,563	$5,000	$9,428	$10,079

4.
Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Deferred inventory costs	$17,627	$14,032
Other prepaid expenses	13,503	11,068
Prepaid marketing expenses	12,901	12,845
Other assets	3,497	6,946
Total prepaid expenses and other current assets	$47,528	$44,891

Deferred inventory costs for members are amortized ratably over the membership subscription period. The amortization costs for the three months ended June 30, 2025 and 2024 were $7.7 million and $7.4 million, respectively and for the six months ended June 30, 2025 and 2024 were $15.1 million and $16.2 million, respectively. These amortization costs are included in cost of revenue in the unaudited consolidated statements of operations and comprehensive loss.

Inventory

Inventory as of June 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$5,943	$4,834
Work in process	316	1,911
Finished goods	7,728	4,128
Total inventory	$13,987	$10,873

During the three and six months ended June 30, 2024, the Company incurred excess and obsolete inventory charges related to a strategic decision to shift away from providing kits with tablets and wearable sensors of $1.3 million and $1.8 million, respectively. During the three and six months ended June 30, 2025, there were no excess and obsolete inventory charges related to this transition. As of June 30, 2025 and December 31, 2024 inventory primarily consisted of the Company’s Enso device that have not been shipped to members.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property, Equipment and Software, Net

Property, equipment and software as of June 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Capitalized internal-use software	$18,813	$16,477
Computers and software	4,972	4,957
Furniture and fixtures	489	331
Machinery and equipment	2,015	1,976
Leasehold improvements	203	203
Total	26,492	23,944
Accumulated depreciation and amortization	(18,768)	(16,564)
Property, equipment and software, net	$7,724	$7,380

During the three months ended June 30, 2025 and 2024, depreciation expense was $0.3 million and $0.5 million, respectively and during the six months ended June 30, 2025 and 2024, depreciation expense was $0.7 million and $1.0 million, respectively. During the three months ended June 30, 2025 and 2024, the Company capitalized internal-use software costs of $1.6 million and $0.5 million, respectively, and incurred amortization expense of $0.8 million and $1.0 million, respectively. During the six months ended June 30, 2025 and 2024 the Company capitalized internal-use software costs of $2.3 million and $1.3 million, respectively, and incurred amortization expense of $1.6 million and $2.0 million, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued employee related costs	$5,948	$4,164
Accrued employee stock purchase plan liability	2,036	—
Accrued commissions	13,422	12,792
Accrued taxes payable	2,401	2,120
Accrued client liabilities	5,355	2,414
Accrued other	5,736	6,363
Total accounts payable and accrued liabilities	$34,898	$27,853

5.
Goodwill and Intangible Assets

In February 2025 the Company acquired certain assets of a privately held company in a transaction that qualified as a business combination under ASC 805, Business Combinations, for approximately $4.0 million. The acquisition resulted in an increase in goodwill of $2.5 million, which was related to expected synergies of the acquired workforce, and developed technology and other intangible assets of $1.6 million. The business combination was not material to the condensed consolidated financial statements.

The changes in goodwill as of December 31, 2024 and June 30, 2025 were as follows (in thousands):

Balance, as of December 31, 2024	$61,607
Acquisition	2,489
Balance, as of June 30, 2025	$64,096

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible assets, net as of June 30, 2025 and December 31, 2024 were as follows (in thousands, except years):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$4,072	$(1,478)	$2,594	3.4
Tradenames	642	(275)	367	5.8
Total	$4,714	$(1,753)	$2,961

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$2,512	$(1,104)	$1,408	4.6
Tradenames	642	(243)	399	6.3
Total	$3,154	$(1,347)	$1,807

The useful lives of developed technology generally is between three to eight years and trade names generally is over ten years. Amortization expense for the three months ended June 30, 2025 and June 30, 2024 was $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2025 and June 30, 2024 was $0.4 million and $0.2 million, respectively.

As of June 30, 2025, future amortization expense related to the intangible assets was estimated as follows (in thousands):

2025 (remainder)	$448
2026	898
2027	898
2028	422
2029	216
Thereafter	79
Total	$2,961

6.
Commitments and Contingencies

Legal and Tax Matters

As of June 30, 2025 and December 31, 2024, the Company is not subject to any pending or threatened litigation, individually or in the aggregate, for which it is reasonably possible to have a material effect on its consolidated financial position or results of operations. In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Based on the Company’s evaluation under ASC 450, Contingencies, a reserve is established for the estimated liability related to these taxes as and when the amounts are considered probable. For taxes that are reasonably possible, such an estimate cannot be made.

Indemnification Obligations

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including clients, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s platform, programs or device when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.

Leases

The Company leases office spaces under non-cancelable operating lease agreements. These leases have remaining lease terms of approximately one to five years, which represent the non-cancellable periods of the leases. Lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as variable payments for common area maintenance and administrative services. Variable lease costs were immaterial for the three and six months ended June 30, 2025 and 2024. The Company has also received certain incentives from landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. The Company’s leases are classified as operating leases. The Company entered into an operating lease for 10,287 square feet in Montreal, Canada which commenced on April 1, 2025. This lease terminates in October 2030.

As of June 30, 2025, remaining future minimum lease payment obligations under the Company’s noncancellable operating leases were as follows (in thousands):

2025 (remainder)	$2,338
2026	4,811
2027	3,547
2028	310
2029	318
Thereafter	270
Total lease payments	11,594
Less: imputed interest	(1,628)
Present value of lease liabilities	$9,966
Classified as:
Lease liabilities - current	$4,047
Lease liabilities - non current	5,919
Total lease liability	$9,966

7.
Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock (“Preferred Stock”) outstanding as of December 31, 2024 consisted of the following (in thousands, except share amounts):

Preferred Stock	Authorized Shares	Issued and Outstanding Shares	Net Value	Liquidation Preference
Series Seed - 1	3,078,601	3,078,601	$1,057	$1,057
Series Seed - 2	493,325	493,325	250	206
Series A-1	975,463	975,463	903	808
Series A-2	7,112,809	7,112,809	7,362	7,362
Series B	11,500,586	11,500,586	24,930	26,000
Series C	10,253,027	10,253,027	74,711	75,000
Series C-1	2,258,620	2,258,620	15,856	15,282
Series D	7,354,666	7,314,041	326,457	319,763
Series E	5,163,674	5,163,674	399,746	400,000
	48,190,771	48,150,146	$851,272	$845,478

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred stock outstanding as of June 30, 2025 consisted of the following (in thousands, except share amounts):

Preferred Stock	Authorized Shares	Issued and Outstanding Shares	Net Value	Liquidation Preference
Series E	4,330,341	2,581,837	$199,874	$200,000
	4,330,341	2,581,837	$199,874	$200,000

The Company recorded the Preferred Stock at the value of proceeds received on the dates of issuance, net of issuance costs. During the three months ended March 31, 2025, the Company recorded an adjustment to the Series D and Series E preferred stock to reflect the deemed contribution from the extinguishment of certain shares of Series D and Series E preferred stock subject to the Stock Repurchase Agreement.

Pursuant to the Stock Repurchase Agreement, immediately prior to the completion of the Company’s IPO, the Company recorded the repurchased shares of Series E preferred stock from Coatue for an aggregate purchase price of $50.0 million.

Immediately prior to the completion of the IPO, the Company filed its amended and restated certificate of incorporation, which authorized 4,330,341 shares of Series E preferred stock. As of June 30, 2025, there were 2,581,837 shares of Series E preferred stock issued and outstanding.

The holders of the Series E preferred stock have the following rights, preferences and privileges as of June 30, 2025:

Voting Rights—The holders of the Series E preferred stock will initially vote as though their shares of Series E preferred stock had been converted into shares of Class B common stock (which conversion ratio is subject to any anti-dilution adjustment), with fifteen votes per share on all matters submitted to a vote of the stockholders; provided, however, that the Series E preferred stock will not entitle such holder to vote with respect to the election of directors. The holders of the Series E preferred stock will retain additional rights, including the requirement that the Series E holders provide their affirmative vote or written consent in order for the Company to (i) amend, alter or repeal of any provision of its amended and restated certificate of incorporation or amended and restated bylaws in a manner that materially adversely affects the holders of the Series E preferred stock, (ii) waive the rights, preferences, and privileges of the Series E preferred stock including any waiver of the anti-dilution adjustment, (iii) waive the classification of a transaction as a “liquidation transaction” or any distribution of proceeds in connection with the Company’s liquidation, dissolution or winding up, or with a merger or consolidation or any other liquidation transaction, (iv) amend, alter, or repeal the definition of the threshold for the Series E preferred stock voting rights, or (v) increase or decrease (other than by conversion) the total number of authorized shares of Series E preferred stock. A “liquidation transaction” occurs if the Company (i) sells, conveys, exclusively licenses or otherwise disposes of all or substantially all of its assets, property or business, in one transaction or a series of related transactions, (ii) merges with or into or consolidates with any other corporation, limited liability company or other entity (other than a wholly-owned subsidiary), in one transaction or a series of related transactions, or (iii) effects the Company’s liquidation, dissolution or winding up; provided that none of the foregoing will be considered a liquidation transaction if the transaction is: (A) a merger effected exclusively for the purpose of changing the Company’s domicile or (B) a bona fide equity financing in which the Company is the surviving corporation.

Dividends—If the Company’s board of directors declares a dividend while shares of the Series E preferred stock remain outstanding, then such shares of Series E preferred stock shall first receive, or simultaneously receive, a dividend on each then outstanding share of Series E preferred stock in an amount at least equal to the dividend payable on each share of Series E preferred stock determined as if all shares of such Series E preferred stock had been converted into the applicable series of common stock.

Conversion—The Series E preferred stock has no stated maturity and will remain outstanding until all shares of the Series E preferred stock are converted into common stock. Each share of Series E preferred stock will be initially convertible into one share of Class B common stock (subject to any anti-dilution adjustment) at any time at the option of the holder, except that the shares of the Series E preferred stock will automatically convert into an equal number of shares of Class A common stock or Class B common stock, as applicable (subject to any anti-dilution adjustment), upon the sale of the Company’s common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act where the public offering price is at least $77.46420 per share and the Company receives at least $100.0 million in aggregate cash proceeds, net of underwriting discounts and commissions. However, each share of Series E preferred stock will not be convertible into Class B common stock and instead will be convertible into Class A common stock (i) after the Class B Mandatory Conversion Time (as defined in the Company’s amended and

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

restated certificate of incorporation), (ii) after the date any person and such person affiliates that beneficially owned shares of Series E preferred stock as of the immediately upon the filing and effectiveness of the Company’s amended and restated certificate of incorporation in connection with the IPO (the “Effective Time”) cease to beneficially own in the aggregate a number of shares of capital stock equal to at least 50% of the capital stock that such person and such person’s affiliates beneficially owned in the aggregate as of the Effective Time, or (iii) at any time that such Series E preferred stock is held by any person who was not the beneficial owner of such shares of Series E preferred stock as of the Effective Time. Once converted into common stock, the Series E preferred stock may not be reissued.

Anti-Dilution Adjustments—Subject to certain exceptions, any time the Company issues additional shares of capital stock without consideration or for consideration less than the Series E preferred stock conversion price, which is $77.46420, the Series E preferred stock conversion price will be automatically adjusted downward according to a broad-based weighted average formula, according to which the Series E preferred stock conversion price will be automatically adjusted by a fraction, (x) the numerator of which shall be the number of shares of common stock outstanding and deemed issued according to the Company’s amended and restated certificate of incorporation (“Outstanding Common”) plus the number of shares of common stock that the aggregate consideration received by the Company for such issuance of the Additional Stock (as defined below) would purchase at such conversion price; and (y) the denominator of which shall be the number of shares of Outstanding Common plus the number of shares of such Additional Stock. “Additional Stock” is any common stock issued or deemed issued by the Company after October 22, 2021, other than (i) securities issued pursuant to stock splits, stock dividends and similar transactions, (ii) securities issuable upon conversion, exchange or exercise of convertible, exchangeable or exercisable securities outstanding as of October 22, 2021, including, without limitation, warrants, notes or options, (iii) common stock issued or issuable pursuant to the Company’s stock option plans or restricted stock plans or agreements, (iv) the Company’s sale of common stock issued or issuable in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act, (v) securities issued or issuable as consideration for the acquisition by the Company of another company or business approved by the Company’s board of directors, (vi) securities issued or issuable primarily for non-equity financing purposes to financial institutions, equipment lessors, brokers or similar persons in connection with commercial credit arrangements, equipment financings, commercial property lease transactions or similar transactions approved by the board of directors, (vii) securities issued or issuable to an entity as a component of any business relationship with such entity primarily for the purpose of (a) joint venture, technology licensing or development activities, (b) distribution, supply or manufacture of the Company’s products or services or (c) any other arrangements involving corporate partners that are primarily for purposes other than raising capital, the terms of which business relationship with such entity are approved by the Company’s board of directors, (viii) common stock issued or issuable upon conversion of the Preferred Stock and (ix) securities issued or issuable in any other transaction for a consideration per share of less than the Series E preferred stock conversion price if the holders of the Series E preferred stock provide their affirmative vote.

Fractional Shares—The Company will not issue any fraction of a share of common stock upon any conversion of the Series E preferred stock. If the issuance would result in the issuance of a fraction of a share of common stock, the number of shares of common stock to be issued will be rounded down to the nearest whole share.

Right to Receive Liquidation Distribution—In the event of the Company’s liquidation, dissolution, or winding up, the holders of shares of the Series E preferred stock will be entitled to receive out of the net assets legally available for distribution to stockholders, after the payment of all of the Company’s debts and other liabilities, prior and in preference to any distribution of any assets to holders of the Company’s common stock, an amount of $77.46420 per share for each then outstanding share of Series E preferred stock plus any declared but unpaid dividends on such shares, which amount is equal to $200.0 million as of June 30, 2025. In order to waive any distribution of proceeds in the event of the Company’s liquidation, dissolution, or winding up, the holders of the Series E preferred stock must provide their written consent or affirmative vote.

Redemption—The Series E preferred stock is not mandatorily redeemable.

Fully Paid and Non-Assessable—All of the outstanding shares of the Series E preferred stock are fully paid and non-assessable.

8.
Common Stock, Equity Incentive Plans and Stock-Based Compensation

Common Stock

Immediately prior to the completion of the IPO, the Company filed its amended and restated certificate of incorporation, which authorized a total of 1,000,000,000 shares of Class A common stock, 120,000,000 shares of Class B common stock, 4,330,341 shares of Series E preferred stock, and 100,000,000 shares of undesignated preferred stock. The amended and restated certificate of incorporation provided for the Common Stock and Series E Preferred Stock Reclassification and the Preferred Stock Reclassification.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of Class B common stock is entitled to fifteen votes per share and is convertible into one share of Class A common stock at any time. The Company’s Class B common stock also will automatically convert into shares of Class A common stock upon certain transfers and other events.

2025 Incentive Award Plan

In March 2025, the Company’s board of directors adopted, and the stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”), with an initial share reserve of 12,101,419, which includes any reserved but unissued shares under the 2017 Plan immediately prior to the closing of the Company’s IPO. The 2025 Plan became effective on the business day immediately prior to the date of effectiveness of the registration statement on Form S-1 relating to the Company's IPO (the "IPO Registration Statement"), and is the successor to and continuation of the 2017 Plan. Stock options and restricted stock units (“RSUs”) granted generally vest over four years. As of June 30, 2025, there were 12,186,537 shares available to be issued under the 2025 Plan.

2017 Equity Incentive Plan

In 2017, the Company’s board of directors adopted the 2017 Plan. The Company’s board of directors, at its sole discretion, is responsible for the administration of the 2017 Plan. As of December 31, 2024, there were 37,542,593 commons shares authorized under the 2017 Plan, with 2,191,805 common shares available to be issued.

In connection with the IPO, the 2017 Plan was terminated. All shares that remained available for future issuance under the 2017 Plan at that time were transferred to the 2025 Plan. To the extent that grants outstanding under the 2017 Plan terminate, cancel or are forfeited, the shares reserved for issuance under such grants are transferred to the 2025 Plan and become available for subsequent grant thereunder.

2025 Employee Purchase Plan

In March 2025, the Company’s board of directors adopted, and the stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and pursuant to which 2,731,452 shares of Class A common stock were reserved for future issuance. The ESPP became effective on the business day immediately prior to the date of effectiveness of the IPO Registration Statement. The ESPP is designed to enable eligible employees to purchase shares of the Company's Class A common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP is for one year and consists of two six-month purchase periods, except for the first purchase period post-IPO. The purchase price for shares of Class A common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company's Class A common stock on the first day of the applicable offering period and the fair market value of the Company's Class A common stock on the last day of each purchase period.

Stock-Based Compensation Expense

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$16,441	$37	$16,441	$72
Research and development	248,809	81	248,809	161
Sales and marketing	95,050	89	95,050	180
General and administrative	230,683	99	230,690	197
Total stock-based compensation	$590,983	$306	$590,990	$610

Satisfaction of Performance Vesting Condition in Certain Stock Options and RSUs and PRSUs

During the six months ended June 30, 2025, the liquidity event for the RSUs and performance-based restricted stock units ("PRSUs") was met and the Company recognized $365.5 million and $224.5 million, respectively of stock-based compensation expense for the portion of the service period and performance condition completed by employees and non-employees from the grant date through the six months ended June 30, 2025.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units and Performance-Based Restricted Stock Units

RSUs granted under the 2017 Plan vest upon the satisfaction of both a service condition and a liquidity event. In general, RSUs vest over four years. The fair value of each RSU is based on the estimated fair value of the Company’s common stock on the date of grant.

Performance-based awards granted under the 2017 Plan generally include service-based components and a performance target, which may include revenue targets or attaining a specific public market valuation of the Company’s outstanding common shares. PRSUs are subject to continued employment and a liquidity event. The fair value of each PRSU is based on the estimated fair value of the Company’s common stock on the date of grant.

The following is a summary of the Company’s RSU and PRSU activity during the six months ended June 30, 2025:

	Number of restricted stock units	Weighted average grant- date fair value (per share)	Number of performance- based restricted stock units	Weighted average grant-date fair value (per share)
Outstanding as of December 31, 2024	15,061,414	$26.76	11,424,836	$20.08
Granted	2,957,467	32.98	1,888,501	25.03
Vested (1)	(11,385,595)	26.34	(5,733,484)	19.95
Forfeited	(732,971)	30.17	(1,888,501)	20.11
Outstanding as of June 30, 2025	5,900,315	30.26	5,691,352	21.84
(1)
Vested shares include 303,634 shares not released at the weighted average granted date fair value of 30.07 per share.

As of June 30, 2025, the Company had $113.3 million of unrecognized stock-based compensation expense related to RSUs that will be recognized over the weighted average period of 2.13 years.

The intrinsic value of the RSUs was $305.3 million as of June 30, 2025.

As of June 30, 2025, the Company had $14.2 million of unrecognized stock-based compensation expense related to PRSUs that will be recognized over the weighted average period of 0.2 years.

The intrinsic value of the PRSUs was $294.5 million as of June 30, 2025.

During the three months ended June 30, 2025 the Company did not grant performance-based awards. During the six months ended June 30, 2025, the Company granted the Chief Executive Officer (“CEO”) 1,888,501 performance-based awards that vest upon the satisfaction of a market condition and liquidity event of the Company’s outstanding shares of common stock. The grant date fair value of the PRSUs is based on a Monte Carlo simulation model. The assumptions for the Monte Carlo simulation model include; expected term of 7 years, risk-free rate ranges from 4.3% to 4.6%, discount for lack of marketability of 20%, volatility ranges from 58% to 71%, and expected dividend yield of 0%.

Additionally, the board of directors approved the cancellation of the Executive Chairman’s (“EC”) 1,888,501 PRSUs that vest upon the satisfaction of a market condition and liquidity event. These awards did not result in recording stock-based compensation expense because such PRSUs were improbable of vesting at the time of cancellation.

Stock Options

Stock options granted under the 2017 Plan generally expire within ten years from the date of grant, generally vest over four years and are exercisable for shares of the Company’s common stock. The Company has not issued stock options since March 31,

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2021. A summary of the stock options and changes during the six months ended June 30, 2025 are presented below (in thousands, except shares, per share amounts and years):

	Number of options	Weighted- average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balances at December 31, 2024	2,905,276	1.28	3.8	101,782
Options exercised	(186,407)	1.37
Options forfeited and expired (2)	(20,636)	1.94
Balances at June 30, 2025	2,698,233	$1.27	3.4	$136,220
Options exercisable at June 30, 2025	2,698,233	$1.27	3.4	$136,220
Options vested at June 30, 2025	2,698,233	$1.27	3.4	$136,220
(2)
Options expired consisted of 20,636 shares of common stock at a weighted average price of $1.94 per share.

The fair value of the options were expensed over the vesting period, on a straight-line basis, as the services are being provided. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the fair value of the Company’s common stock. The total intrinsic values of options exercised during the six months ended June 30, 2025 was $9.4 million.

During the six months ended June 30, 2025, the Company had fully expensed the stock-based compensation expense and there was no remaining expense.

Employee Stock Purchase Plan

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

	June 30, 2025
	Six Months	1 Year
Risk-free interest rate	4.3%	4.1%
Expected volatility	61.5%	61.5%
Expected term (in years)	0.5	1.0
Expected dividend rate	0%	0%

The fair value of stock purchase rights granted under the ESPP during the six-month and 12-month period from the date of the IPO, May 21, 2025 was $11.65 per share and $13.60 per share, respectively. As of June 30, 2025, the Company had $8.0 million of unrecognized compensation expense related to the ESPP that will be recognized over a weighted average period of 0.6 years. As of June 30, 2025, no shares of Class A common stock have been purchased under the 2025 ESPP.

Restricted Stock Awards and Partial Recourse Promissory Notes

On February 4, 2025, the Company's EC repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 7, 2025, the Company's CEO repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 26, 2025, the Company's former Chief Financial Officer (“CFO”) repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $0.5 million. As of June 30, 2025, all principal and interest was repaid in full on the outstanding balance of all partial recourse promissory notes due to the Company.

9.
Income Taxes

The Company calculates income tax expense (benefit) in interim periods by applying an estimated annual effective tax rate to income (loss) before income taxes and recognizing the tax effects of discrete items in the period in which they occur.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded an income tax benefit of $0.3 million and income tax expense of $0.7 million for the three and six months ended June 30, 2025, respectively, compared to income tax expense of $0.4 million and $0.5 million for the three and six months ended June 30, 2024, respectively. The tax benefit in the three months ended June 30, 2025 reflects a discrete benefit resulting from a shift from projected full-year taxable income in the first three months of 2025 to a projected loss in the three months ended June 30, 2025, driven by stock-based compensation expense associated with the Company’s IPO. The income tax expense for the six months ended June 30, 2025 and 2024 was primarily attributable to state and foreign income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes several changes to U.S. federal income tax law, including the repeal of the requirement to capitalize and amortize domestic research and development expenditures under Section 174, modifications to bonus depreciation, and changes to the U.S. international tax regime. The Company is currently evaluating the impact of the OBBBA on its income tax provision and results of operations and will continue to monitor developments and future guidance. Any impacts of the OBBBA will begin to be reflected in the third quarter of 2025. As the Company maintains a full valuation allowance against its U.S. federal deferred tax assets, the impact on its current financial statements is not expected to be material.

10.
Net Loss Per Share

The Company computes net loss per share utilizing the two-class method required for participating securities. The two-class method determines net loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed income. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting. As a result, the basic and diluted net loss per share for all shares of Class A common stock and Class B common stock are the same and therefore presented on a combined basis.

The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(575,651)	$(12,926)	$(558,512)	$(39,390)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment (1)	—	—	104,174	—
Net loss attributable to common stockholders	$(575,651)	$(12,926)	$(454,338)	$(39,390)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,931	13,528	30,190	13,455
Net loss per share attributable to common stockholders, basic and diluted	$(13.10)	$(0.96)	$(15.05)	$(2.93)
(1)
As discussed in Note 7, Redeemable Convertible Preferred Stock, the Company has concluded that transactions contemplated by the Stock Repurchase Agreement resulted in a modification which should be accounted as an extinguishment transaction. This extinguishment was treated as a deemed contribution for the purpose of calculating net income attributable to common stockholders.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain potentially issuable shares have been excluded from the calculation of diluted net loss per share during the three and six months ended June 30, 2025 and June 30, 2024 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Preferred Stock	2,582	48,150	2,582	48,150
Stock options	2,698	3,149	2,698	3,149
Restricted stock units	5,900	15,711	5,900	15,711
Performance restricted stock units	5,691	11,425	5,691	11,425
Restricted stock awards	—	2,597	—	2,597
Total	16,871	81,032	16,871	81,032

11.
Related Party Transactions

On February 4, 2025, the Company’s EC repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 7, 2025, the Company’s CEO repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 26, 2025, the Company’s former CFO repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $0.5 million. Refer to Note 8, Common Stock, Equity Incentive Plans and Stock-Based Compensation for further details.

The Company engages the law firm of Perkins Coie LLP for various legal services. Fees incurred for services provided by Perkins Coie LLP for the six months ended June 30, 2025 were $0.9 million, of which $0.3 million were included in accounts payable and accrued liabilities included in the unaudited condensed consolidated balance sheets. Fees incurred for services provided by Perkins Coie LLP for the six months ended June 30, 2024 were $0.8 million, of which $0.3 million were included in accounts payable and accrued liabilities included in the unaudited condensed consolidated balance sheets.

12.
Segment Information

Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker ("CODM"), which the Company has identified as being the CEO, in deciding how to allocate resources and assessing performance. The Company operates in one operating segment and one reportable segment. The Company’s CODM allocates resources and assesses performance at the consolidated level.

The CODM uses consolidated net loss as the measure of profit or loss to allocate resources and assess performance. Consolidated financial forecasts and budget to actual results are also used by the CODM to assess performance and allocate resources, make strategic decisions related to headcount and incur capital expenditures.

The CODM reviews total assets as reported on the consolidated balance sheets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the Company’s unaudited consolidated net loss including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$139,098	$89,825	$262,923	$172,533
Less (add):
Excess and obsolete inventory charge (1)	—	1,309	—	1,812
Restructuring, acquisition and other expenses (2)	—	1,718	—	2,185
Stock-based compensation expense (3)	590,983	306	590,990	610
Other segment expenses (4)	10,767	(4,803)	8,578	(9,063)
Cost of revenue (excluding 1,2,3, 4)	23,777	21,056	47,188	45,191
Research and development (excluding 2,3,4)	22,774	24,263	44,816	52,980
Sales and marketing (excluding 2,3,4)	49,549	42,801	96,264	84,803
General and administrative (excluding 2,3,4)	16,899	16,101	33,599	33,405
Net loss	$(575,651)	$(12,926)	$(558,512)	$(39,390)

(4) Other segment expenses include other income, net, employer taxes related to stock-based compensation expense, amortization of intangible assets and provision for (benefit from) income taxes.

The Company currently sells its subscriptions to its clients and generates revenue in the United States.

Long-lived assets are composed of intangible assets, property, equipment and software, net and right-of-use assets. Long-lived assets by geographical location are as follows (in thousands):

	June 30,	December 31,
	2025	2024
United States	$18,168	$18,128
Outside the United States	1,122	666
Total	$19,290	$18,794

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties and our actual results, events or circumstances could differ materially from those described in forward-looking statements. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “our company,” and “Hinge Health” refer to Hinge Health, Inc. and its consolidated subsidiaries, and references to our “common stock” include our Class A common stock and Class B common stock .Our fiscal year ends on December 31.

Overview

Our vision is to build a new health system that transforms outcomes, experience and costs by using technology to scale and automate the delivery of care.

Hinge Health leverages software, including AI, to largely automate care for joint and muscle health, delivering an outstanding member experience, improved member outcomes, and cost reductions for our clients. We have designed our platform to address a broad spectrum of MSK care—from acute injury, to chronic pain, to post-surgical rehabilitation. Members receive personalized and largely automated MSK care through our AI-powered motion tracking technology and a proprietary electrical nerve stimulation wearable device, all designed and monitored by our AI-supported care team of licensed physical therapists, physicians, and board-certified health coaches. Our platform can help to ease members’ pain, improve their function, and reduce their need for surgeries, all while driving health equity by allowing members to engage in their exercise therapy sessions from anywhere and embrace movement as a way of life.

We have developed an efficient go-to-market model by working directly with our partners and clients. We seek to be the best solution on the market, the most validated solution on the market, and the easiest to buy. Our clients are primarily self-insured employers and include many of the nation’s leading enterprises across a broad range of industries and sizes. Within this segment, we also serve many public sector self-insured employers, such as state and local city governments and labor unions. In most instances, we partner with clients’ health plans, TPAs, PBMs, or other ecosystem entities to reduce the friction of contracting, procurement, security and IT reviews, onboarding, and billing. We also serve health plans’ fully-insured and Medicare Advantage populations and federal insurance plans.

We believe that we grow efficiently because of our scalable, repeatable go-to-market model. We sell through our direct sales force and our partners. Once we contract with a client, we are most often the sole digital MSK care provider offered to their contracted lives for an average contract term of three years. For the term of each contract, we are able to enroll, engage, and re-engage the client’s eligible lives, driving a recurring, repeatable revenue model. As of June 30, 2025, we had over 50 partners. Our partners include the five largest national health plans by self-insured lives, and the top three PBMs by market share.

Our software-led, AI-powered delivery model not only aims to provide a better experience for our members and a less expensive alternative for our clients, but also allows us to innovate and continuously improve our platform. Our AI-powered motion tracking technology, TrueMotion, allows us to deliver highly scalable care remotely and reduce the human hours associated with traditional physical therapy.

We are a research-led organization and we routinely expand our platform with new programs, capabilities, and features. Over the last three years, we: launched new programs to address six additional affected areas; launched Enso to deliver a non-addictive, non-invasive alternative for pain relief; developed HingeConnect for real-time care interventions and external provider coordination; and integrated TrueMotion technology to replace wearable sensors for our members. In 2022, we launched women’s pelvic health, a specialized care program within our chronic program, and, in 2023, we launched a fall prevention program for eligible lives in our Medicare Advantage population.

Recent Developments

Initial Public Offering

In May 2025, we completed our IPO, in which we issued and sold an aggregate of 8,522,528 shares of our Class A common stock, and certain of our stockholders sold 7,193,372 shares of Class A common stock at a public offering price of $32.00 per share. We received aggregate proceeds of $255.7 million, net of underwriting discounts and commissions before deducting offering expenses payable by us. Immediately prior to the completion of the IPO, we amended and restated our certificate of incorporation to provide for

(i) the reclassification of all outstanding shares of our common stock (other than those held by our “Founders and their affiliates) into an equal number of shares of Class A common stock, (ii) the reclassification of all shares of our common stock underlying outstanding equity awards under our 2017 Plan (other than those held by our Founders) into shares of Class A common stock pursuant to an amendment to the 2017 Plan, (iii) the reclassification of all outstanding common stock held by our Founders and their affiliates into an equal number of shares of Class B common stock, (iv) the reclassification of all shares of the Company’s common stock underlying outstanding equity awards under our 2017 Plan held by our Founders into shares of Class B common stock pursuant to an amendment to the 2017 Plan, (v) the amendment of the terms of the outstanding Series E preferred stock, to provide that such shares are initially convertible into shares of Class B common stock, (vi) the automatic conversion and reclassification of 42,986,472 of outstanding shares of our redeemable convertible preferred stock, or all outstanding shares of Series A-1, Series A-2, Series B, Series C, Series C-1, and Series D redeemable convertible preferred stock, into an aggregate of 42,986,472 shares of Class B common stock, and (vii) the voluntary conversion of 1,748,504 outstanding shares of Series E preferred stock into the same amount of shares of Class B common stock.

Upon the effectiveness of the IPO Registration Statement, the time based and performance vesting condition of certain RSUs and PRSUs was met, and we recognized $571.4 million of stock-based compensation expense for the portion of the service period completed by employees and service providers from the grant date through the effectiveness of the IPO Registration Statement, as further described in Note 8, Common Stock, Equity Incentive Plans and Stock-Based Compensation to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Our Business Model

Go-to-Market Motion—Revenue Generation Process

We have rapidly grown our client base, expanding to approximately 2,350 clients as of June 30, 2025 compared to 1,750 clients as of June 30, 2024 and 2,250 clients as of December 31, 2024 compared to 1,650 clients as of December 31, 2023. This expansion has given us access to an increased number of contracted lives, which grew to approximately 20 million as of December 31, 2024 from 16 million as of December 31, 2023. There are two ways we increase our contracted lives: through new client additions and through accessing additional contracted lives within a current client.

The majority of our revenue is generated from clients who are self-insured employers. We are increasingly diversifying our revenue through our partners into the fully-insured employers and Medicare Advantage markets (whereby the health plan is the client and purchasing entity). Our typical sales cycle is five months between initial engagement and entering into a signed contract with a client; however, our sales cycle can be more than 12 months for larger enterprise clients and fully-insured and Medicare Advantage plans. We sell an annual subscription model, whereby clients only pay for members that engage with our programs. We primarily recognize revenue ratably over the 12 months after an eligible life becomes a member, and as such our revenue has historically been highly predictable.

Depending on a client’s needs, we have the ability to contract directly or through one of our many partners. Similarly, we are able to invoice a client directly or submit via claims through a client’s health plan. If a client chooses to pay via claims through a health plan, the cost typically comes directly out of their medical budget for the year and is embedded in their medical costs, rather than a separate discretionary budget. Allocation of the spend on Hinge Health to the client’s existing healthcare budget enables faster implementation as it avoids a potentially lengthy approval process. Our agreements with partners help us simplify contracting and implementation with clients. In 2025 so far, the vast majority of our contracts were completed via our partners, negating the need for many clients to contract directly with us since many clients can leverage existing contracts through our partners. This is a significant strategic advantage for us as it enables implementation and launch of our platform as quickly as a few weeks after entering into a contract. As a result, most implementations are completed in a 40–100 day period.

Once our platform is launched, clients only pay for the members that engage with our programs. We typically provide various performance guarantees to our clients that may include engagement thresholds, member reported outcomes, and return on investment, where we put a portion of our fees at risk. We have historically paid an immaterial amount related to these performance guarantees. Upon onboarding, a member’s paid subscription is for one year. To increase awareness within our clients’ employee bases, we have a growth marketing team that engages with our partners and our clients’ human resources benefits team in targeted marketing campaigns to encourage eligible lives who would benefit from our platform to enroll.

We are able to bill our clients once an eligible life enrolls in our platform and performs a billable activity, in accordance with our clients’ billing arrangements. Some of our clients are billed for the entirety of the members’ annual subscriptions, and some are billed in milestone-based payments, based on a subscription fee per member per year. We also offer an engagement-based pricing model in which clients are billed based on an annual upfront platform fee per member plus a fee per each completed session.

The majority of new clients enter into contracts with us in the second half of each calendar year, which aligns with the typical employee benefit enrollment period. We launch our platform for most of these clients in the first half of the following calendar year. We have seen varying levels of intra-year launches since our inception. While some clients choose to sign and launch within the same year, these are generally a much smaller percentage of our business. Due to these patterns and our annual subscription-based model, the timing of our revenue has historically been predictable. Our calculated billings, however, show seasonality with fluctuations based on the timing of new client launches and number of intra-year launches. Historically, our calculated billings are highest in the second quarter of the year, as this is when we are able to bill the majority of clients who entered into contracts in the preceding year. Consequently, our free cash flow is typically highest in the second quarter and is usually lowest in the first quarter due to increased new client onboarding expenses preceding cash inflows in the first quarter, and slowing billings associated with the holidays in the prior fourth quarter. We anticipate that this seasonality will continue, though may fluctuate year to year, and therefore focus on LTM calculated billings as a result. Given the annual subscription model and ratable revenue recognition, however, our quarterly revenue stream has historically been highly predictable and has not displayed the same seasonality trends.

Key Factors Affecting Our Performance

Our business model delivers value for our clients by lowering MSK care costs and driving positive member outcomes. We believe that our business performance and results of operations have been, and will continue to be, affected by many factors, including those below. While these key factors present significant opportunities, they also represent challenges that we must successfully address in order to sustain and grow our business and improve our results of operations.

Ability to Grow and Retain our Client Base and Contracted Lives

Adding new clients is one of the key pillars of our growth strategy. Our partners are a key part of this effort as they assist in the self-insured employer sales process with Hinge Health as their preferred partner. This partnership model allows for simplicity and speed in the contracting and implementation of new clients, including security and IT compliance, billing, and payments, and provides for efficiency in our sales motion as well. While these partnerships are important and enhance our operational efficiency, we can and do engage directly with clients. In addition to self-insured employers, which currently make up the majority of our business, we also serve the fully-insured employers market and the Medicare Advantage and federal insurance plans markets. Our growth and financial results will depend on our ability to efficiently expand access to or acquire more contracted lives in the market segments where we plan to focus our growth efforts, as well as retain our existing clients.

Retaining our existing clients is also integral to our success. Our software-led, AI-powered delivery model aims to provide a better experience for our members and a less expensive alternative for our clients. Once we contract with a client, we are typically the sole digital MSK care provider to their contracted lives for an average contract term of three years. Our 12-month client retention rate was 98% as of December 31, 2024.

Expansion of Members within Existing Clients

We also intend to grow by expanding the number of enrollments of eligible lives within our launched clients. The long-term value of our platform to our clients increases as our clients’ eligible lives increase adoption and usage of our platform. We focus on new product adoption, targeted interventions, brand awareness and marketing, and leverage our partnerships and referrals as methods of reaching more of our eligible lives.

Innovation and Client Product Adoption

We are committed to continuous innovation at Hinge Health. We believe the market for digital MSK care is still in its early stages and intend to continue investing for long-term growth. We enable positive member outcomes and proven cost reductions by pairing AI-powered motion tracking technology and wearable pain relief and have continually driven innovations in MSK care since 2014.

These innovations include TrueMotion, our proprietary AI-powered motion tracking technology, Enso, our FDA-cleared, wearable device for lasting pain relief, and HingeConnect, our proprietary AI-driven database for real-time care interventions and external provider coordination. We also launched specialized care for women’s pelvic health and a fall prevention program to help adults aged 65 and older improve their physical abilities.

Expansion of Client Base in New Markets

We see opportunities to expand beyond our current markets of self-insured and fully-insured employers, Medicare Advantage plans, and federal insurance plans. We currently primarily cover eligible lives within the United States and we are in the early stages of our global expansion. We offer our global program in multiple international countries, focused on clients that are United States-based multinational corporations. As we expanded internationally, we have incurred and expect to incur additional costs to develop our global program and address international regulations, including research and development expenses and expenses for third-party professional services. We are also looking to expand into additional government agencies and government healthcare programs such as Medicare and Medicaid.

Sales Cycle and Intra-Year Launches

Given our typical sales cycle, we experience seasonality in our business that has historically resulted in higher calculated billings and related costs during certain periods. A majority of clients enter contracts with us in the second half of each calendar year, in line with the typical employee benefit enrollment period. Most of these clients are launched in the first half of the following calendar year. We have seen varying levels of intra-year launches since our inception. While some clients choose to sign and launch within the same year, these clients represent a much smaller percentage of our clients. We believe that any improvements in the speed at which we can sign and launch new clients can increase our revenue in a given year. Through strategic partnerships with health plans, PBMs, TPAs, and other ecosystem entities, we have streamlined our implementation process to enable activation in a 40–100 day period compared to what we believe is a typically much longer implementation period in healthcare.

Successful Management of Changes to Macroeconomic Conditions

We believe our business is resilient even in difficult macroeconomic conditions given our focus on delivering positive outcomes for our members and ROI for our clients. In tougher economic periods, our business continued to see substantial growth as cost management became an even higher priority for clients. Our cost base is mostly variable, and we maintain strong operational focus with efficiency improvement targets for every function within the company.

In April 2024, we announced a restructuring plan (the “2024 Restructuring Plan”) to reduce our workforce by approximately 160 people, or approximately 10% of our workforce, to simplify our operations and better align resources with priorities. Restructuring charges were $7.5 million, which consisted of employee transition, severance payments, and employee benefits. The execution of the 2024 Restructuring Plan was completed by December 31, 2024.

Key Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business. We present clients and LTM calculated billings on a quarterly basis. We present members and LTM average eligible lives on an annual basis as these metrics may create an inaccurate picture of our business on a quarterly basis primarily due to timing of launches and member enrollments in a given period.

	June 30,		December 31,
	2025	2024	2024	2023
Clients	2,359	1,785	2,256	1,657
LTM calculated billings (in thousands)	$568,449	$367,761	$467,504	$328,827

	December 31,
	2024	2023
Members	532,326	370,526
LTM average eligible lives (in thousands)	15,747	12,181

Number of Clients: We view this number as an important metric to assess the performance of our business as an increased number of clients drives growth, increases brand awareness, and helps provide scale to our business. Clients are defined as businesses or organizations, which we call entities, that have at least one active agreement with us at the end of a particular period. Entities that procure our platform through our partners are counted as individual clients. We do not count our partners as clients, unless they also separately have at least one active client agreement with us. When a partner has an agreement with us for their fully-insured population, that partner is deemed to be one client, despite there being multiple fully-insured employers within that entity that have access to our platform.

LTM Calculated Billings: We believe calculated billings on a last 12-months basis helps investors better understand our performance for a particular period given the seasonality in our model due to quarterly fluctuations based on the timing of new client launches and number of intra-year launches. We anticipate that this seasonality will continue and therefore focus on LTM calculated billings. Our revenue generally does not reflect this seasonality and these quarterly fluctuations given that we recognize revenue ratably over the term that members have access to our platform. LTM calculated billings are defined as total revenue, plus the change in deferred revenue, less the change in contract assets for a given 12-month period.

Members: Growth in the number of members is an indicator of penetration of our platform and programs within clients and expansion of our client base. This metric is a key driver of our calculated billings and provides an indication of our future revenue performance. We calculate the number of members at the end of a particular period based on the total number of eligible lives who have engaged with our platform in the last 12 months and whose engagements have been billed or are contractually eligible to be billed.

LTM Average Eligible Lives: This represents the population to whom we can begin meaningful marketing and promotion. As eligible lives can fluctuate throughout the year given changes in our clients’ populations, we take the average of the clients who are live in the first quarter to those who are live at the end of the last quarter in a given 12-month period to best determine the number of lives we had access to convert into members. Our management uses LTM average eligible lives to model the business and measure the enrollment we are able to achieve within our client base. LTM average eligible lives are defined as the average number of eligible lives calculated as the sum of eligible lives as of the first quarter to the end of the last quarter in a given annual period, divided by two.

Components of Results of Operations

Revenue

Revenue is the income generated from member subscription fees paid to access our technology platform to treat and prevent MSK pain. Revenue recognition begins once a billable activity is completed and is typically ratable over the 12-month member subscription period. Due to the timing of our sales cycle, revenue from new clients contracted in a given year is largely recognized in the following year.

Cost of Revenue

Cost of revenue consists of costs that are related to the delivery of our platform. These costs primarily include personnel-related costs, including employee salaries, stock-based compensation, and other related expenses for our care team, support operations personnel, and site reliability engineering personnel. Cost of revenue also includes inventory costs, which are amortized over the member’s subscription period, provisions for excess and obsolete inventory, and technology support costs, which include hosting and information technology costs and amortization of internal-use software. In order to support the growth of our business and serve our members and clients, we expect our cost of revenue to increase on an absolute dollar basis as our revenue increases, and we expect our cost of revenue to fluctuate on a quarterly basis and grow on an annual basis.

Gross Profit and Gross Margin

Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue and is affected by several factors, including the timing of the acquisition of new clients and launch of our programs, our introduction of new programs, and the extent to which we can increase the efficiency of our technology through ongoing improvements, cost reduction, and operational efficiency. We expect our gross profit to increase on an absolute dollar basis over time primarily due to an increase in revenue and we expect gross margin to fluctuate from quarter to quarter.

Research and Development

Research and development expenses consist primarily of personnel-related costs, including employee salaries, stock-based compensation, and other related expenses for our engineering and product teams that are responsible for enhancing our platform and developing new or enhanced programs. Research and development expenses also include costs for third-party services and contractors and software-related costs. We capitalize internal-use software development costs that qualify for capitalization and appropriately reduce research and development expenses. We expect research and development expenses will increase on an absolute dollar basis as we continue to enhance our platform and develop new and enhanced programs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including employee salaries, stock-based compensation, and other related expenses, internal and third-party sales commissions, and marketing and promotional expenses. We amortize third-party sales commissions and amortize a portion of internal sales commissions over the respective benefit periods. We expect sales and marketing expenses will increase on an absolute dollar basis as we continue to grow our business and expand into new markets, and we expect sales and marketing expenses will fluctuate on a quarterly basis to align with our member enrollment trends.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including employee salaries, stock-based compensation, and other related expenses for finance, legal, human resources, and other administrative related teams. General and administrative expenses also include third-party professional services for outside legal and accounting services, information technology and software related costs, and other corporate related expenses. We expect general and administrative expenses will increase as we continue to grow our business and incur compliance costs associated with being a publicly-traded company, including legal, audit, insurance, and consulting fees.

Other Income, Net

Other income, net consists primarily of income earned from our cash deposits held in interest-bearing accounts.

Provision For (Benefit From) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions and certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations

The following tables set forth selected unaudited condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated. The comparisons of our historical results are not necessarily indicative of the results that may be expected in the future, and the quarter-to-quarter comparisons are not necessarily indicative of the results to be expected for the full year or any other period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$139,098	$89,825	$262,923	$172,533
Cost of revenue (1)	41,335	23,208	64,927	47,976
Gross profit	97,763	66,617	197,996	124,557
Operating expenses:
Research and development (1)	279,962	24,920	303,462	54,683
Sales and marketing (1)	147,228	44,894	193,944	87,037
General and administrative (1)	251,244	14,354	268,125	31,812
Total operating expenses	678,434	84,168	765,531	173,532
Loss from operations	(580,671)	(17,551)	(567,535)	(48,975)
Other income:
Other income, net	4,694	4,986	9,695	10,104
Loss before income taxes	(575,977)	(12,565)	(557,840)	(38,871)
Provision (benefit) for income taxes	(326)	361	672	519
Net loss	$(575,651)	$(12,926)	$(558,512)	$(39,390)
(1)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	( in thousands)
Cost of revenue	$16,441	$37	$16,441	$72
Research and development	248,809	81	248,809	161
Sales and marketing	95,050	89	95,050	180
General and administrative	230,683	99	230,690	197
	$590,983	$306	$590,990	$610

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	30%	26%	25%	28%
Gross profit	70%	74%	75%	72%
Operating expenses:
Research and development	201%	28%	115%	32%
Sales and marketing	106%	50%	74%	50%
General and administrative	180%	16%	102%	18%
Total operating expenses	487%	94%	291%	100%
Loss from operations	(417)%	(20)%	(216)%	(28)%
Other income:
Other income, net	3%	6%	4%	6%
Loss before income taxes	(414)%	(14)%	(212)%	(23)%
Provision (benefit) for income taxes	—%	—%	—%	—%
Net loss	(414)%	(14)%	(212)%	(23)%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	( in thousands, except percentage)
Revenue	$139,098	$89,825	$49,273	55%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$262,923	$172,533	$90,390	52%

Revenue for the three months ended June 30, 2025 increased by $49.3 million, or 55%, compared to the three months ended June 30, 2024 and revenue for the six months ended June 30, 2025 increased by $90.4 million, or 52%, compared to the six months ended June 30, 2024. The increases in both periods were due to revenue growth from existing clients. Due to the timing of our sales cycle, revenue from new clients contracted in a given year is largely recognized in the following year. As such, our revenue growth in the three months and six months ended June 30, 2025 came from existing clients that were contracted in 2024 or prior. The increase within existing clients was the result of retaining members within, and adding more members to, our existing client base.

Additionally, we had 2,359 clients as of June 30, 2025 compared to 1,785 clients as of June 30, 2024, representing a period-over-period growth rate of 32%. This increase in clients contributed to an increase in revenue of $15.2 million and $19.5 million for three and six months ended June 30, 2025, respectively.

Cost of Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	( in thousands, except percentage)
Cost of revenue	$41,335	$23,208	$18,127	78%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$64,927	$47,976	$16,951	35%

Cost of revenue for the three months ended June 30, 2025 increased by $18.1 million, or 78%, compared to the three months ended June 30, 2024. The increase was primarily due to an increase of $16.4 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs. In addition, there was an increase in personnel-related expenses of $1.2 million and a $0.9 million increase from employer taxes related to stock-based compensation expense, which were partially offset by a $0.4 million decrease in inventory costs.

Cost of revenue for the six months ended June 30, 2025 increased by $17.0 million, or 35%, compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $16.4 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs. In addition, there was an increase in personnel-related expenses of $1.2 million and a $0.9 million increase from employer taxes related to stock-based compensation expense, which were partially offset by a $1.6 million decrease in inventory costs.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	$	%
	( in thousands, except percentage)
Gross profit	$97,763	$66,617	$31,146	47%
Gross margin	70%	74%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Gross profit	$197,996	$124,557	$73,439	59%
Gross margin	75%	72%

Gross margin for the three months ended June 30, 2025 decreased by 4 percentage points compared to the three months ended June 30, 2024. The decrease was due to an increase in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs, partially offset by an increase in efficiencies related to our care team and a decrease in inventory costs.

Gross margin for the six months ended June 30, 2025 increased by 3 percentage points compared to the six months ended June 30, 2024. The increase was due to an increase in efficiencies related to our care team and a decrease in inventory costs, partially offset by the increase in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2025	2024	$	%
	( in thousands, except percentage)
Research and development	$279,962	$24,920	$255,042	1,023%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$303,462	$54,683	$248,779	455%

Research and development expenses for the three months ended June 30, 2025 increased by $255.0 million, or 1,023%, compared to the three months ended June 30, 2024. The increase was primarily due to an increase of $248.7 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs. In addition, there was an increase of $9.9 million in employer payroll taxes related to stock-based compensation which was partially offset by a decrease of $3.3 million in restructuring expenses as compared to the three months ended June 30, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

Research and development expenses for the six months ended June 30, 2025 increased by $248.8 million, or 455%, compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $248.7 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs. In addition, there was an increase of $9.9 million in employer payroll taxes related to stock-based compensation, which was partially offset by a decrease of $6.5 million in personnel-related costs due to lower headcount and a decrease of $3.3 million in restructuring expenses as compared to the six months ended June 30, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	$	%
	( in thousands, except percentage)
Sales and marketing	$147,228	$44,894	$102,334	228%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$193,944	$87,037	$106,907	123%

Sales and marketing expenses for the three months ended June 30, 2025 increased by $102.3 million, or 228%, compared to the three months ended June 30, 2024. The increase was primarily due to an increase of $95.0 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs. In addition, there was an increase of $3.4 million in commissions, $2.6 million from employer payroll taxes related to stock-based compensation expense, $1.6 million in personnel-related costs and $0.5 million in marketing and promotion costs, which were partially offset by a decrease of $1.9 million in expenses as compared to the three months ended June 30, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

Sales and marketing expenses for the six months ended June 30, 2025 increased by $106.9 million, or 123%, compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $95.0 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs. In addition, there was an increase of $6.9 million in commissions, $3.2 million in marketing and promotion costs, and $2.6 million in employer payroll tax expense related to stock-based compensation expense, which were partially offset by a decrease of $1.9 million in expenses as compared to the six months ended June 30, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	$	%
	( in thousands, except percentage)
General and administrative	$251,244	$14,354	$236,890	1,650%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$268,125	$31,812	$236,313	743%

General and administrative expenses for the three months ended June 30, 2025 increased by $236.9 million, or 1,650%, compared to the three months ended June 30, 2024. The increase was due to an increase of $230.6 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs. In addition, there was an increase of $7.1 million from employer payroll tax expense related to stock-based compensation expense which was partially offset by a decrease of $1.5 million in expenses as compared to the three months ended June 30, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

General and administrative expenses for the six months ended June 30, 2025 increased by $236.3 million, or 743%, compared to the six months ended June 30, 2024. The increase was due to an increase of $230.5 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria achieved with the IPO for RSUs and PRSUs. In addition, there was an increase of $7.1 million from employer payroll taxes related to stock-based compensation expense which was partially offset by a decrease of $1.5 million in expenses as compared to the six months ended June 30, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

Other Income, Net

	Three Months Ended June 30,		Change
	2025	2024	$	%
	( in thousands, except percentage)
Other income, net	$4,694	$4,986	$(292)	(6)%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net	$9,695	$10,104	$(409)	(4)%

Other income, net for the three months ended June 30, 2025 decreased $0.3 million compared to the three months ended June 30, 2024, and other income, net for the six months ended June 30, 2025 decreased $0.4 million compared to the six months ended June 30, 2024. The decrease in both periods were primarily due to lower interest earned from our cash, cash equivalents, and marketable securities held in interest-bearing accounts.

Provision for Income Taxes

We recorded a tax benefit of $0.3 million for the three months ended June 30, 2025, compared to a tax provision of $0.4 million for the three months ended June 30, 2024. The tax benefit in the second quarter of 2025 was primarily due to stock-based compensation expense incurred as part of the IPO.

Provision for income taxes for the six months ended June 30, 2025, increased by $0.2 million, or 30%, compared to the six months ended June 30, 2024. This increase was primarily due to an increase in state and foreign taxes.

Non-GAAP Financial Measures

In addition to our results prepared in accordance with GAAP, we believe the following non-GAAP financial measures, including non-GAAP gross profit and gross margin, non-GAAP income (loss) from operations and operating margin, and free cash flow and free cash flow margin included in this Quarterly Report, provide users of our financial information with additional useful information in evaluating our performance and liquidity and allows them to more readily compare our results across periods without the effect of non-cash and other items as detailed below. Additionally, our management and board of directors use our non-GAAP financial measures to evaluate our performance and liquidity, identify trends and make strategic decisions.

There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. Our non-GAAP financial measures should not be considered in isolation or as alternatives to gross profit, gross margin, income (loss) from operations, net cash provided by (used in) operating activities or any other measure of financial performance calculated and presented in accordance with GAAP.

Non-GAAP Gross Profit and Gross Margin

We define non-GAAP gross profit as gross profit presented in accordance with GAAP, adjusted to exclude non-cash, non-operational and non-recurring items, including excess and obsolete inventory charges related to our AI-powered motion tracking technology transition, stock-based compensation expense, employer payroll tax expense related to stock-based compensation, amortization of intangible assets, and restructuring and other expenses. We define non-GAAP gross margin as non-GAAP gross profit divided by revenue.

The principal limitation of non-GAAP gross profit and non-GAAP gross margin is that they exclude significant expenses that are required by GAAP to be recorded in our consolidated financial statements, including non-cash expenses, and the impact of non-recurring charges that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	( in thousands, except percentages)
GAAP gross profit	$97,763	$66,617	$197,996	$124,557
GAAP gross margin	70%	74%	75%	72%
Excess and obsolete inventory charge (1)	—	1,309	—	1,812
Stock-based compensation expense (2)	16,441	37	16,441	72
Employer payroll tax expense related to stock-based compensation	893	—	893	—
Amortization of intangible assets	225	95	406	189
Restructuring and other expenses	—	711	—	711
Non-GAAP gross profit	$115,322	$68,769	$215,736	$127,341
Non-GAAP gross margin	83%	77%	82%	74%
(1)
Reflects our strategic decision in the first half of 2023 to shift away from providing kits with tablets and wearable sensors. As part of this shift, we began to provide access to our platform through our app on members’ personal smartphones or tablets and replaced all sensors for members with our proprietary AI-powered motion tracking technology.
(2)
For further stock-based compensation expense details, see the section titled “Non-GAAP Income (Loss) From Operations and Operating Margin” below.

Non-GAAP Income (Loss) From Operations and Operating Margin

We define non-GAAP income (loss) from operations as income (loss) from operations presented in accordance with GAAP, adjusted to exclude non-cash, non-operational and non-recurring items, including excess and obsolete inventory charges related to our AI-powered motion tracking technology transition, stock-based compensation expense, employer payroll tax expense related to stock-based compensation, amortization of intangible assets, restructuring and other expenses and acquisition-related expenses. We define non-GAAP operating margin as non-GAAP income (loss) from operations divided by revenue.

The principal limitation of non-GAAP income (loss) from operations and non-GAAP operating margin is that they exclude significant expenses that are required by GAAP to be recorded in our consolidated financial statements, including non-cash expenses, and the impact of non-recurring charges that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP income (loss) from operations and operating margin to income (loss) from operations and operating margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	( in thousands, except percentages)
GAAP loss from operations	$(580,671)	$(17,551)	$(567,535)	$(48,975)
GAAP operating margin	(417)%	(20)%	(216)%	(28)%
Excess and obsolete inventory charge (1)	—	1,309	—	1,812
Stock-based compensation expense (2)	590,983	306	590,990	610
Employer payroll tax expense related to stock-based compensation	14,227	(6,253)	14,227	(6,253)
Amortization of intangible assets	225	95	406	189
Restructuring and other expenses	—	7,600	—	8,671
Acquisition-related expenses	1,337	100	2,968	100
Non-GAAP income (loss) from operations	$26,101	$(14,395)	$41,056	$(43,846)
Non-GAAP operating margin	19%	(16)%	16%	(25)%
(1)
Reflects our strategic decision in the first half of 2023 to shift away from providing kits with tablets and wearable sensors. As part of this shift, we began to provide access to our platform through our app on members’ personal smartphones or tablets and replaced all sensors for members with our proprietary AI-powered motion tracking technology.
(2)
Stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	( in thousands)
Cost of revenue	$16,441	$37	$16,441	$72
Research and development	248,809	81	248,809	161
Sales and marketing	95,050	89	95,050	180
General and administrative	230,683	99	230,690	197
	$590,983	$306	$590,990	$610

Free Cash Flow and Free Cash Flow Margin

We define free cash flow as net cash provided by (used in) operating activities plus cash used for employer payroll taxes related to pre-IPO stock-based compensation and less purchases of property, equipment and software (including capitalized internal-use software). We believe that free cash flow is a helpful indicator of liquidity that provides information to management and investors about the amount of cash generated or used by our operations that, after taking into account the employer payroll taxes paid as part of the vesting of shares at IPO as well as investments in property, equipment and software (including capitalized internal-use software), can be used for strategic initiatives, including investing in our business and strengthening our financial position. The principal limitation of free cash flow is that it does not represent the total increase or decrease in our cash balance for a given period. We define free cash flow margin as free cash flow divided by revenue.

The following table provides a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities and operating cash flow margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	( in thousands, except percentages)
Net cash provided by (used in) operating activities	$20,227	$14,923	$25,150	$(17,735)
Operating cash flow margin	15%	17%	10%	(10)%
Adjustment for employer taxes related to pre-IPO stock-based compensation	14,227	—	14,227	—
Less purchases of property, equipment and software (including capitalized internal use software)	(1,827)	(934)	(2,584)	(1,883)
Free cash flow	$32,627	$13,989	$36,793	$(19,618)
Free cash flow margin	23%	16%	14%	(11)%

Liquidity and Capital Resources

We have historically financed our operations primarily through net proceeds from the sale of our redeemable convertible preferred stock and payments received from our clients. In May 2025 we completed our IPO and received aggregate proceeds of $255.7 million, net of underwriting discounts and commissions before deducting offering expenses payable by us. We used substantially all of the proceeds from the IPO to pay employee taxes for the settlement of RSUs and PRSUs.

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $237.2 million, and marketable securities of $176.1 million. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Our marketable securities consist of U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. Our primary uses of cash are personnel-related, inventory and selling, marketing and related costs.

We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, though we may require additional capital resources in the future. Our future capital requirements will depend on many factors, including our growth rate, headcount, sales and marketing activities, research and development activities, the introduction of new features and programs, and acquisitions. If we require additional capital, we may not be able to raise such capital on reasonable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)

Net cash provided by (used in) operating activities	$25,150	$(17,735)
Net cash provided by (used in) investing activities	(17,310)	18,899
Net cash provided by (used in) financing activities	(71,454)	152

Operating Activities

Net cash provided by operating activities was $25.1 million for the six months ended June 30, 2025. This primarily related to our net loss of $558.5 million and net cash outflows of $34.7 million due to changes in operating assets and liabilities, adjusted for non-cash charges of $618.4 million. The change in operating assets and liabilities was driven by an increase in accounts receivable of $59.6 million, an increase in deferred commissions of $27.7 million, an increase in prepaid expenses and other current assets of $6.6 million, and an increase in inventory of $3.1 million, partially offset by an increase in deferred revenue of $57.5 million and an increase in accounts payable and accrued liabilities of $7.0 million. The changes were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.

Net cash used in operating activities was $17.7 million for the six months ended June 30, 2024. This primarily related to our net loss of $39.4 million and net cash outflows of $1.9 million due to changes in operating assets and liabilities, adjusted for non-cash charges of $23.5 million. The change in operating assets and liabilities was driven by an increase in accounts receivable of $23.3 million, an increase in deferred commissions of $18.2 million, a decrease in accounts payable of $7.7 million and a decrease in operating lease liability of $2.4 million, partially offset by an increase in deferred revenue of $46.9 million, a decrease in other assets of $.2 million, and a decrease in prepaid expenses and other current assets of $1.3 million. The changes were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.

Investing Activities

Net cash used in investing activities was $17.3 million for the six months ended June 30, 2025, driven by net purchases of marketable securities of $10.7 million, $4.0 million used to purchase a business and $2.6 million used for purchases of property, equipment and capitalized internal-use software.

Net cash provided by investing activities was $18.9 million for the six months ended June 30, 2024, driven by net proceeds from maturities of marketable securities of $20.7 million, offset in part by $1.9 million used for purchases of property, equipment and capitalized internal-use software.

Financing Activities

Net cash used in financing activities was $71.5 million for the six months ended June 30, 2025, consisting of $272.3 million used for employee taxes related to the net settlement of RSUs and PRSUs, $50.0 million related to the repurchase of Series E preferred stock and payments of deferred offering costs of $10.1 million, partially offset by proceeds of $255.7 million from the issuance of common stock in connection with the IPO, net of issuance costs and $4.9 million in proceeds related to the repayment of non-recourse loans.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2024, consisting of $0.3 million of proceeds from the exercise of employee stock options partially offset by payments of deferred offering costs of $0.1 million related to our IPO.

Cash Management

We manage our operating cash activities through banking relationships with our domestic and international subsidiaries. We diversify our cash deposits across well-established financial institutions to reduce our exposure to counterparty and concentration risk.

We expect a continued increase in our cash balances as our business continues to grow. We expect to maintain a diversified cash management strategy to primarily include money market funds, highly-liquid debt instruments such as U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper to reduce our exposure on banking deposits.

Lease Obligations

We enter into various non-cancellable lease agreements for certain office space in the normal course of business. Our non-cancellable lease obligations as of December 31, 2024 were $11.1 million, of which $3.8 million is payable within 12 months. Our non-cancellable lease obligations as of June 30, 2025 were $10.0 million, of which $4.0 million is payable within 12 months.

Other Contractual Obligations

We enter into various non-cancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of December 31, 2024 and June 30, 2025 were not material for disclosure purposes.

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that would have been applicable were we a public company that was not an emerging growth company. Such exemptions include, but are not limited to, the exemption to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, the exemption from holding a non-binding advisory vote on executive compensation, and the exemption from stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. If we cease to be an emerging growth company, we will no longer be able to take advantage of these exemptions or the extended transition period for complying with new or revised accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or exchange rates.

Interest Rate Risk

As of June 30, 2025, we had $237.2 million in cash and cash equivalents and $176.1 million of marketable securities. Our cash, cash equivalents, and marketable securities consist of cash held in readily available checking, money market accounts, U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. As of June 30, 2025, we did not hold any financial instruments for trading purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The effect of a hypothetical 10% change in interest rates would have a $0.2 million impact on our consolidated statement of operations for the six months ended June 30, 2025.

Foreign Currency

We have employees and contract with vendors in foreign countries, primarily in India and Canada. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. Given our exposure to these fluctuations is only applicable to a small portion of our expenses, we do not hedge our foreign currency exchange rate risk.

We report gains and losses from foreign currency transactions in other income in the statement of operations. The impact of foreign currency costs on our operations has been immaterial for all periods presented, but we may experience material foreign exchange gains or losses in the future. As of June 30, 2025, a 10% increase or decrease in current exchange rates would not have a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings or subject to claims and investigations in the ordinary course of business. We are not presently a party to any litigation to which the outcome, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, or financial condition. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, to establish our proprietary rights, or for other matters. Involvement in such proceedings is costly and can impose a significant burden on management and employees. We cannot predict the results of any such proceedings, claims, or investigations, and despite the potential outcomes, the existence thereof may have a material adverse impact on us due to diversion of management time and attention as well as the financial costs related to resolving such matters.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, before making a decision to invest in our Class A common stock. If any of the risks occur, our business, results of operations, and financial condition could be materially adversely affected. In that event, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and materially adversely affect our business, results of operations, and financial condition.

Risks Related to Our Business, Operations, and Industry

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability. Although we have experienced rapid growth recently, if we fail to effectively manage our growth, we may be unable to execute our business plan and adequately address competitive challenges, and our business, results of operations, and financial condition could be materially adversely affected.

While we have experienced revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve or maintain profitability in the future. We incurred a net loss of $11.9 million and $108.1 million for the years ended December 31, 2024 and 2023, respectively, and we incurred net loss of $558.5 million and $39.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1,081.3 million. We have incurred net losses on an annual basis since our inception. We expect our costs will continue to increase in the foreseeable future as we expect to invest additional funds to grow our business, maintain and increase our members and clients, expand our engagement with partners, hire additional employees, including our care team, develop new programs and enhance our platform. We may not be able to sustain our growth or achieve or maintain profitability in the future. Our efforts to maintain and increase our client base and our members may be more challenging than we anticipate, and we may not be able to maintain the historical growth rate of our client base and our members. Our efforts to grow our business may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Our limited operating history may make it difficult to evaluate our current business and our future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. We have recently experienced, and expect to continue to experience, rapid growth in our operations. This growth has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. We may not be able to manage our anticipated future growth effectively, including due to a failure to maintain or enhance our information technology infrastructure, financial and accounting systems and controls, and regulatory compliance framework, or a failure to manage expanded operations and employees in geographically distributed locations. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, and other expenses as we grow and operate as a publicly traded company. These expenditures may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If we are unable to successfully address any of these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected.

We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.

Our growth initiatives, strategies, and operating plans are designed to enhance our business and expand our platform, programs, and products. The anticipated benefits from our growth initiatives, strategies and operating efforts are based on assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize any or all of these expected benefits. These risks include, among others: delays in the anticipated timing of activities related to such growth initiatives, business strategies, and operating plans; increased difficulty and cost in implementing our initiatives, strategy and operating efforts, including difficulties in complying with additional, new and evolving regulatory requirements; and the incurrence of other unexpected costs associated with operating our business, including costs related to regulatory compliance. Moreover, our continued implementation and investment in these initiatives, strategies, and plans may disrupt our day-to-day operations and performance. Additionally, our growth initiatives and strategies, including our continued expansion into fully insured health plan and Medicare Advantage populations, has and may result in changes to our business model, which has and could impact our financial performance and our ability to predict our future results of operations. The fully insured and Medicare Advantage markets operate under different financial dynamics compared to our core self-insured employer channel, and we may experience variability in our revenue and gross margin as we continue our expansion. In addition, as we expand internationally, we have incurred and expect to incur additional costs to develop our global program and address international regulations, including research and development expenses and expenses for third-party professional services. As we continue to expand internationally, we could experience greater than anticipated costs to expand or we could be unable to successfully offer our global program or attract and retain clients and members to our global program. Further, the market for our global program operates under different financial dynamics compared to our core clients, and we may experience variability in results from our global program. As a result, we cannot assure you that we will realize any benefits from executing on our growth initiatives, business strategies, or operating plans. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, and operating plans adversely affects our operations or costs more or takes longer to effectuate than we expect, or if our assumptions about their impact to our business prove inaccurate, our business, results of operations, and financial condition could be materially adversely affected.

We have a limited operating history, which makes it difficult for you to evaluate our business, future prospects, and your investment, and makes it difficult to predict our future results of operations.

We were formed in 2012 and launched our first U.S. client in 2016. Accordingly, we have a limited operating history, which makes it difficult to evaluate our operations and future prospects. As a result of our limited operating history, we have limited insight into trends that may emerge and affect our business. As such, we face risks and uncertainties relating to our ability to implement our business plan successfully, including, without limitation, our ability to maintain and increase our clients, members, contracted lives, and partners, expand our business in existing markets and enter new markets, and our ability to accurately forecast our future results of operations, including revenue, margins, cash flow, and net income (loss), as well as plan our operating expenses. In addition, our business is affected by general macroeconomic and business conditions in the United States and around the world, including fluctuating interest rates, political and market instability and uncertainty, inflationary pressures, terrorist activities and armed conflicts, and other health crises and natural disasters that affect us and our clients, members, and partners. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets or changes in business and economic conditions generally, or if we do not address these risks successfully, our results of operations and financial results may differ materially from our expectations and our business may suffer. These risks and challenges could affect fundamental aspects of our business, including our ability to:

•
maintain and increase our contracted lives and members;
•
maintain and increase our clients and partners;
•
maintain and increase revenue from our platform;
•
enhance our platform, develop new or enhanced programs, and effectively manage our growth, including our international expansion;
•
comply with existing and new laws and regulations applicable to our business, including those that become applicable to our business in connection with our growth initiatives and strategies, and our industry, including, without limitation, any healthcare regulatory laws and compliance regulations that govern our platform and programs;
•
successfully compete with other companies that are currently in, or may in the future enter, our markets or that offer MSK treatments;
•
maintain and improve the infrastructure underlying our platform, including our apps and website, including with respect to data protection and cybersecurity; and
•
maintain and enhance the value of our reputation and brand.

We may not be able to address these risks and challenges in a cost-effective manner, or at all. Our potential for future profitability and growth must be considered in light of these and other risks, uncertainties, expenses, and difficulties.

Our results of operations have fluctuated in the past and may continue to fluctuate in the future on a quarterly and annual basis. If we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our results of operations have in the past, and may in the future, continue to fluctuate significantly on a quarterly and annual basis, driven in part by the cyclical nature of our business and the seasonal nature of our sales cycle. For example, a majority of our clients enter into contracts with us in the third and fourth quarters of each calendar year, in line with the typical employee benefit enrollment period. Most of these clients are then launched in the first or second quarter of the following calendar year. Macroeconomic conditions, however, may delay or halt the launch process. We may be affected by different seasonal trends in the future, particularly as our business matures. For example, we expect that, from time to time due to macroeconomic factors outside of our control, certain clients or potential clients may not engage with us until later in the fourth quarter of a calendar year, which may delay the timing of our billings and the start of revenue recognition. We may experience unexpected fluctuations in our results of operations and financial metrics and make forecasting our future results of operations and financial metrics more difficult.

Further, while we sometimes offer a flat annual fee per member for our platform, many client agreements reflect milestone-based payments. Accordingly, there is a risk that we may not be able to monetize engagement by members in the manner we predict or expect based on this pricing model. In addition, we are implementing an alternative engagement-based pricing model in the near term based on member engagement, which may take more time and require more effort to implement than anticipated, may have results that are difficult to predict, and may result in decreased revenue from some clients. Additionally, since we recognize revenue ratably over the course of an annual subscription, any decreases in our sales to new clients or renewals of existing clients in any one period may not immediately be fully reflected as a decrease in revenue for that period, but would negatively affect our revenue in future quarters. This dynamic also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period. If we fail to match our past performance, if our quarterly performance fluctuates due to macroeconomic factors outside of our control, or if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our Class A common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenue and results of operations to fluctuate from quarter to quarter include:

•
our ability to maintain and increase our contracted lives and members;
•
our ability to maintain and increase our clients and partners;
•
the termination or renegotiation by our significant partners of their agreements with us;
•
our ability to develop and deploy new or enhanced programs, expand our platform and our products, execute on our growth initiatives and strategies, and effectively manage our growth;
•
our ability to deliver on performance guarantees, which may include engagement thresholds, member reported outcomes, and client return on investment, that are offered to the vast majority of our clients;
•
the impact of our alternative engagement-based pricing model;
•
our ability to comply with existing and new laws and regulations applicable to our business and our industry, including, without limitation, any healthcare regulatory laws and compliance regulations that govern our platform and programs;
•
disruptions or outages in our app and website availability, actual or perceived breaches of privacy, and compromises of the data of our contracted lives;
•
our ability to successfully compete with other companies that are currently in, or may in the future enter, our markets or offer MSK treatments;
•
our ability to effectively manage our international growth and operations;
•
shifts in healthcare benefits trends and reimbursement arrangements;
•
our ability to manage reputational risks; and
•
general industry and macroeconomic conditions that would adversely impact sales.

If we are unable to attract new clients, if existing clients do not renew their agreements or renew on less favorable terms, or if we do not achieve our performance guarantees, it could have a material adverse effect on our business, results of operations, and financial condition.

In order to grow our business, we must continually attract new clients and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts and on our relationships with clients and partners. We aim to enter into long-term relationships with clients and with partners. The majority of our clients enter into contracts with us through our relationships with health plans. Most of our agreements with health plans are three-year contracts; however, health plans can generally unilaterally terminate their relationship with us pursuant to the terms of their agreements with us or can seek to renegotiate their agreements prior to the end of the contract term. Additionally, our client contracts often include a performance guarantee, which may include engagement thresholds, member reported outcomes, and client return on investment, and, if we are unable to achieve these performance guarantees on a consistent basis, our business, results of operations, and financial condition could be materially adversely affected.

Even if we are successful in attracting new clients, our success with clients will depend in part on how many of their contracted lives engage with and desire to use, and continue to use, our platform and programs, which is a factor for whether such clients continue to renew their agreements with us. Under our client agreements, our revenue depends on the fees we collect based on the number of, and engagement of, members. The more contracted lives a client has, the larger the number of potential members, which increases the potential for the fees we can collect from that client. Many factors may lead to a decrease in the contracted lives at a given client, including, but not limited to, the natural attrition of a client’s contracted lives and the impact of macroeconomic conditions on our clients or potential clients that may result in a decrease in their employee population, and continued acceptance of our platform and programs for existing and new areas affected by MSK such that clients expand their base of contracted lives. Further, larger clients may have complex decision-making processes to offer our platform and programs to their contracted lives, which could limit or delay our ability to engage with members or contracted lives. For example, a client may take time to review and implement our new programs, which may delay our ability to market them to members and contracted lives, or a client may decide not to implement our new programs.

Our client base may decline or fluctuate due to a number of factors, including our pricing, the prices of products and services offered by our competitors, reduced hiring by our clients or reductions in their contracted lives due to macroeconomic or other factors, the efficacy of our platform and programs for members, the desirability of our platform and programs to members and contracted lives, cost-effectiveness of our platform and programs for our clients, our ability to satisfy our obligations under our client contracts, and consolidation of our client base. In particular, our overall performance depends, in part, on economic conditions. In recent periods, we have observed increased economic uncertainty in the United States and abroad. As our clients react to global economic conditions, including the impact of inflation on wages and labor costs, reduced discretionary spending, and the potential for a global recession, we may see them reduce spending, reduce contracted lives, and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. In addition, if any of our clients are unable to access funds pursuant to instruments or lending arrangements with a financial institution that falls into receivership or experiences similar liquidity issues, such parties’ ability to pay their obligations to us or to enter into new arrangements requiring additional payments to us could be adversely affected. Any future changes to the price or the timing of payment collection for use of our platform and programs pursuant to the terms of our agreements, including changes under our alternative engagement-based pricing model, may adversely affect our business, results of operations, and financial condition.

Reductions in spending by clients on our platform and programs, delays in purchasing decisions, lack of renewals, and an inability to attract new clients, as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and could adversely affect our business, results of operations, and financial condition. In addition, we are implementing an alternative engagement-based pricing model based on member engagement, which may take more time and require more effort to implement than anticipated and may have results that are difficult to predict. If we are unable to retain and increase our engagement of existing clients or attract new clients for any of the reasons above or for other reasons, our business, results of operations, and financial condition could be materially adversely affected.

If we fail to retain existing members or add new members, our revenue, business, results of operations, and financial condition may be materially adversely affected.

Our number of members and such members’ continued engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging members. Our members join through their employers, health plans, and other purchasers of healthcare for beneficiaries, who are our clients, and our ability to retain or attract new members depends on our ability to successfully engage with such clients or potential clients that provide their contracted lives access to our platform and programs.

Our ability to maintain members depends on our ability to provide an engaging, effective, accessible, and competitive platform. In addition, we believe our future success will depend in part on our ability to increase both the speed and success of member enrollment, by improving our outreach to contracted lives, engagement with contracted lives and members, and enrollment methodology, hiring and training qualified professionals, and increasing our ability to integrate into large-scale, complex technology environments. Such members or contracted lives rely on various sources to determine the effectiveness of our platform and programs. For example, if PBMs at our clients do not perceive our platform and programs to be useful, effective, reliable, and trustworthy, we may not be able to attract or retain members or otherwise maintain or increase the frequency and duration of their engagement. Lack of support for our platform and programs from PBMs can affect how receptive potential clients will be to engage with us and offer our platform and programs to their contracted lives. Subsequently, such a decrease in our ability to engage new members or retain existing members due to negative perception could render us less attractive to our potential clients that could provide direct access to additional contracted lives and members, which may have a material and adverse impact on our revenue, business, results of operations, and financial condition. Moreover, members who may benefit from our platform and programs may lose interest and disengage, and ultimately not re-enroll, for reasons outside of our control that are not in response to the effectiveness or utility of our platform and programs.

Moreover, even if our platform and programs are effective, members may decide not to enroll in future periods and may stop using our platform and programs until additional or a recurrence of MSK conditions cause them to re-enroll. Our forecasts may not accurately estimate member yield or our number of members.

Any other number of factors could potentially negatively affect new member engagement and growth or existing member retention, including if:

•
our platform and programs are deemed ineffective by PBMs, existing members, or publications;
•
we fail to introduce new and enhanced programs or expand our platform, or if we introduce new or enhanced programs or expand our platform for our existing members that are not favorably received;
•
there are changes in member sentiment about the quality, effectiveness, or accessibility of our platform and programs or concerns related to privacy and data sharing, safety, security, or other factors;
•
there are adverse changes in our platform and programs that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;
•
there are shifts in healthcare benefits trends;
•
clients offer their members or employees a significant volume of optional health benefits that result in contracted lives overlooking our platform and programs or choosing to focus on others;
•
partners or clients do not consent to the implementation of our new programs and do not offer them to their contracted lives;
•
our marketing efforts to contracted lives are ineffective or limited by our clients;
•
technical or other problems prevent us from delivering our platform and programs in an efficient, accessible, and reliable manner or otherwise affect the member experience;
•
we adopt policies or procedures related to areas such as sharing the data of our contracted lives that are perceived negatively by our members or the general public; and
•
new offerings from our competitors are introduced to the market, including those that have features or functionality that may be superior to ours or that are lower-cost alternatives.

In some cases, clients initially enter into an agreement with us to provide our platform and programs to their contracted lives, but, for a variety of possible reasons, contracted lives ultimately fail to engage with our platform and programs at the expected volume. Our forecasts may not accurately estimate engagement rates, the amount of member engagements, and other assumptions we rely on to anticipate expected growth for our business and revenue, including under our alternative engagement-based pricing model. Additionally, if we are unable to achieve the expected volume of members based on our engagement with clients, or are unable to do so in a timely manner and, as a result, contracted lives do not utilize our platform and programs, clients are unlikely to renew their agreement with us and we may not be able to generate future revenue from such clients, which may adversely impact our future business, results of operations, and financial condition. If we are unable to maintain and increase our existing members and member engagement, our revenue, business, results of operation, and financial condition could be adversely affected.

An individual covered by a high deductible health plan (“HDHP”) is generally ineligible to make health savings account (“HSA”) contributions if they separately receive any non-HDHP coverage, subject to certain exceptions. Congress recently made permanent a provision originally contained in Section 3701 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which permits plan sponsors to provide telehealth services to HDHP participants before the participant satisfies the deductible without risking their HSA eligibility. While the permanency of this provision offers greater clarity with respect to the availability of pre-deductible telehealth coverage, ongoing regulatory oversight of its implementation remains. We anticipate the Internal Revenue Service (the "IRS") may issue guidance which could limit the scope of this safe harbor. The timing and exact nature of any such rules, if any, are unknown at this time. Nonetheless, Section 223(c)(2)(A) of the Code provides a different safe harbor that allows HDHP participants to receive benefits from certain employee assistance programs, disease management, and wellness programs before they meet their HDHP deductible as long as these programs do not offer significant benefits in the nature of medical care or treatment. It could materially affect our business if and to the extent health plans elect to cease being clients rather than relying on the safe harbor set forth in Section 3701 or Section 223(c)(2)(A) of the Code and related guidance, particularly if the IRS issues regulations or guidance that limits the telehealth safe harbor or creates uncertainty regarding its application.

A substantial portion of our client relationships are contracted through a limited number of health plans and other partners. If we are unable to establish, maintain, or grow these relationships over time or if the partners refer business to our competitors instead, we are likely to lose a portion of our clients, which could have a material adverse effect on our business, results of operations, and financial condition.

As of June 30, 2025 and December 31, 2024, we had over 50 partners. Historically, a majority of our clients contracted with us through a limited number of large national or regional health plans and other partners who are large nationwide PBMs. Client contracts through our partners accounted for 79% of our revenue for the year ended December 31, 2024 and 78% of our revenue for the year ended December 31, 2023 and 80% and 79% of our revenue for the six months ended June 30, 2025 and 2024. For the years ended December 31, 2024 and 2023 and the six months ended June 30, 2025 and 2024, client contracts through each of our top three partners, which are all large national health plans, represented more than 10% of our revenue. For the years ended December 31, 2024 and 2023, client contracts through (i) Health Care Service Corporation (“HCSC”) accounted for 17.1% and 20.3% of our revenue, respectively, (ii) Elevance Health, Inc., formerly known as Anthem, Inc. (“Elevance”), accounted for 14.0% and 10.5% of our revenue, respectively, and (iii) Aetna Life Insurance Company (“Aetna”) accounted for 11.6% and 12.6% of our revenue, respectively. For the six months ended June 30, 2025 and 2024, client contracts through (i) HCSC accounted for 16.9% and 16.4% of our revenue, respectively, (ii) Elevance accounted for 13.8% and 14.0% of our revenue, respectively, and (iii) Aetna accounted for 11.0% and 13.7% of our revenue, respectively. These partners are not required to work with us on an exclusive basis. Additionally, we expect the distribution of revenue and our top three partners to change over time. If we are unable to establish, maintain, or grow these relationships over time or if the partners refer business to our competitors instead, we are likely to lose a portion of our clients and our business, results of operations, and financial condition will suffer. The loss of any of our key partners could impact the growth rate of our revenue, business, and results of operations as we work to obtain new partners or replacement relationships and to contract directly with affected clients or through another partner affiliated with affected clients. Additionally, if the financial terms of our agreements with key partners, particularly major health plans, become less favorable to us as they are renewed, our business, results of operations, and financial condition could be adversely affected.

Our partnership agreements generally have an average contract term of three years. As of June 30, 2025, none of our agreements with our top three partners were due to expire prior to 2027. Each of the agreements are terminable, however, by our partners for convenience, subject to a notice period. In addition, the agreements may be terminated for other reasons, which include material breach of the agreement or our insolvency. As a result, contracts with these partners may be terminated before their term expires, and our partners may seek to renegotiate the terms of their agreements before their term expires. If a partner were to terminate its contract with us, we would need to contract directly with affected clients or through another partner affiliated with affected clients, such as a PBM. In such an event, we may be required or may choose to expend resources in order to recontract with the client and such efforts could be costly, time-consuming, or ultimately unsuccessful. Our partnership agreements often include provisions for administrative or marketing fees payable to partners when we contract with a client through them. In our negotiations with health plan contracts, we may also agree to terms in favor of the health plans that could expose us to potentially high expenses or liabilities, including unfavorable indemnification clauses that promise to indemnify the plans if the use of our platform and programs does not qualify for “first-dollar” coverage due to legislative changes. See the risk factor titled “—Risks Related to Legal and Regulatory Matters—Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.”

Further, while we collect revenue from our clients, if the client is contracted through a health plan partner, then the health plan partner remits payment to us. In addition, while we have agreements with our partners that indicate the terms of payment, our partners may audit or dispute our contracts and billing practices because they differ from traditional health plan contracting and billing practices, which could lead to delays in payment or non-payment of certain fees, deterioration in the partner relationship, or renegotiation of partner agreements. Such risks may increase as we shift to our alternative engagement-based pricing model. In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partners. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce utilization of our platform and programs. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, results of operations, and financial condition may be materially adversely affected. Even if we are successful, our relationships with third parties may not result in an increase in clients, members, contracted lives, or revenue.

We incur upfront costs in our client and partner relationships, and if we are unable to maintain and grow these relationships over time, we are likely to fail to recover these costs, which could have an adverse effect on our business, results of operations, and financial condition.

We devote resources to establish relationships with our partners, including health plans in particular, in order to implement our platform, and have a relatively long sales cycle. Accordingly, our results of operations will depend in substantial part on our ability to enroll our clients’ contracted lives as members, deliver a successful experience for clients and members, and persuade our clients and partners to maintain and grow their relationships with us over time. We also invest in expanding our partner relationships, particularly with health plans. Additionally, if our business grows significantly, our client, partner, and member acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. We incur upfront costs in establishing our client and partner relationships. If we fail to achieve appropriate economies of scale, if our investments in these relationships fail to materialize or if we fail to manage or anticipate the evolution and demand of our platform and programs, our member yield may decrease, and our business, results of operations, and financial condition could be adversely affected.

If we are not able to develop and release new programs and new products, or successful enhancements, new features, and modifications, to our existing platform and programs, or if our clients do not consent to the inclusion of platform and program enhancements in their agreements, our business, results of operations, and financial condition could be adversely affected.

The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing client and member demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our platform and programs and could necessitate changes or modifications to our platform and programs to accommodate such changes.

We invest substantial resources in our growth initiatives and strategies, which include researching and developing new programs and new products and enhancing our existing platform and programs by incorporating additional features, improving functionality, and adding other improvements to meet our members’ evolving needs. The success of any enhancements or improvements to our platform and programs, or any new programs or products, including those in markets beyond the MSK market, depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our platform and third-party partners’ technologies, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis new products, enhancements or improvements to our platform and programs, or any new programs, that respond to continued changes in market demands or new client or member requirements, and any new products, enhancements or improvements to our platform and programs, or any new programs, may not achieve market acceptance. In addition, many partners and clients require additional consent before we can offer new programs to their members, which can delay the process and adversely affect potential revenue.

Since developing or enhancing our platform, programs, and products is complex, the timetable for the release of new programs, enhancements to our existing platform and programs, and new products is difficult to predict, and we may not offer new programs, enhancements to our platform and programs, or new products as rapidly as our clients require or expect. Any new programs, new products, and enhancements to our platform and programs that we develop or acquire may not be introduced in a timely or cost-effective manner, may not have actual or perceived effectiveness or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new programs, new products, or enhancements to our platform and programs, we may experience a decline in revenue from our programs that is not offset by revenue from the new programs, new products, or enhancements to our existing platform and programs.

The introduction of new products and services by competitors, the development of entirely new technologies to replace existing offerings, or shifts in healthcare benefits trends could make our platform and programs obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, industry standards, design, or marketing that could delay or prevent our development, introduction, or implementation of new programs, new products, enhancements, additional features, or capabilities. If clients do not widely engage with us and their contracted lives do not adopt our platform and programs, we may not be able to realize a return on our investment. If we do not accurately anticipate client and member demand or we are unable to develop, license, or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity and loss of revenue or market acceptance, each of which could have a material adverse effect on our reputation, business, results of operations, and financial condition.

The failure of our platform and programs to achieve and maintain market acceptance or to effectively compete against other technological breakthroughs for the treatment or prevention of MSK conditions could result in us achieving sales below our expectations, which would cause our business, results of operations, and financial condition to be materially adversely affected.

Our current business strategy is highly dependent on our platform and programs achieving and maintaining market acceptance. Market acceptance and adoption of our platform and programs depends on educating people with MSK conditions, including existing and potential clients, members, and contracted lives, as to the accessibility, distinct features, ease-of-use, positive lifestyle impact, cost savings, and other real and perceived benefits of our platform and programs as compared to other solutions. Additionally, our ability to achieve our strategic objectives and remain competitive will depend, among other things, on our ability to develop and commercialize programs that are market-accepted for the treatment of MSK conditions that offer accessibility, have distinct features, are easy-to-use, provide measurable and meaningful cost savings to clients, and are more appealing than available alternatives. Our competitors, as well as a number of other companies, within and outside the healthcare industry, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs, and other therapies, including solutions driven by AI and machine learning, for the monitoring and treatment of MSK conditions.

Achieving and maintaining market acceptance of our platform and programs could be negatively impacted by many factors, including:

•
the failure of our platform and programs to achieve wide acceptance among key opinion leaders in the treatment community and among people living with or at risk for MSK conditions, health plans, or other existing or potential clients, partners, and members;
•
lack of sufficient evidence or peer-reviewed publication of clinical evidence supporting the safety, ease-of-use, cost-savings, or other real or perceived benefits of our platform and programs over competitive products or other currently available methodologies;
•
perceived risks associated with the use of our platform and programs or similar products or technologies generally, including those that incorporate AI and machine learning;
•
individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of digital health;
•
the introduction of competitive solutions and the rate of acceptance of those solutions as compared to our platform and programs;
•
challenges to our platform and programs by traditional care providers and affiliated professional entities;
•
the pace of innovation in AI and machine learning, which may lead to the development of superior or more cost-effective solutions that could render our platform and programs obsolete or less competitive;
•
uncertainty around new and emerging AI and machine learning technologies, and the risks involved in the development and deployment of such technologies; and
•
results of clinical and financial studies relating to MSK solutions or similar competitive solutions, including those prepared by our potential clients and partners.

If we are not successful in demonstrating to existing and potential clients, members, and partners, including health plans, the benefits of our platform and programs, or if we are not able to achieve the support of existing and potential clients, members, and partners for our platform and programs, our revenue may decline or we may fail to increase our revenue in line with our forecasts, and our business, results of operations, and financial condition could be adversely affected.

We operate in an evolving and competitive industry and if we fail to compete effectively against our existing or potential competitors, our business, results of operations, and financial condition could be adversely affected.

We compete across various segments within the healthcare market, including with respect to traditional healthcare providers, physical therapy providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and telemedicine, medical devices, and health information exchanges. Larger and more established companies, which could include our partners, may focus on our markets and could directly compete with us by implementing their own solutions for MSK care. Smaller companies could also launch new products and services that compete with us and that could gain market acceptance quickly. Our competitors and potential competitors include both enterprise companies that are focused on, or may enter, the healthcare industry, including initiatives and partnerships launched by these large companies, and private companies that offer point solutions for a single MSK condition. We currently face competition from a range of companies, including digital platforms that provide broad care or programs that address a segment of MSK care, such as Kaia Health Software, Inc., Omada Health, Inc., Sword Health Technologies, Inc., and Vori Health, Inc. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and are becoming more sophisticated and effective. We also currently face competition from health plans and health systems that may offer or develop products or services with features or benefits that overlap with our platform and programs. Large, well-financed healthcare providers and insurance carriers have in some cases developed their own products and services and may provide them to their clients at discounted prices and as supplements to traditional healthcare services. Competition could also result in pricing pressures, which could negatively impact our sales, profitability, and market share.

Our ability to compete effectively depends on our ability to distinguish our company and our platform and programs from our competitors and their products and services, and includes factors such as:

•
long-term outcomes;
•
ease of use and convenience;
•
price;
•
greater name and brand recognition;
•
longer operating histories;
•
greater market penetration;
•
larger and more established client and partner relationships;
•
larger sales forces and more established products and networks;
•
larger marketing budgets;
•
access to significantly greater financial, human, technical, and other resources;
•
breadth, depth, and efficacy of products and services;
•
perceived, actual, and measurable quality, reliability, and effectiveness of products and services; and
•
client and member acceptance.

Some of our competitors or potential competitors may have greater name and brand recognition, longer operating histories, and significantly greater resources than we do, and may be able to offer solutions similar to ours at a more attractive price than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, such as AI and machine learning, standards, or client or eligible life requirements or expectations and may have the ability to initiate or withstand substantial price competition. In addition, our current or potential competitors have established, or may in the future establish, cooperative relationships with providers of complementary products, technologies, or services to increase the availability of their products and services in the marketplaces in which we compete.

New competitors or alliances may emerge that have greater market share, a larger number of clients or contracted lives, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of our markets, which could create additional price pressure. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design, and development of new programs or the expansion of our platform, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. In light of these factors, even if our platform and programs are more effective than those of our competitors, current or potential clients and their contracted lives may accept competitive products and services in lieu of purchasing our platform and programs, or potential clients may choose to purchase different health benefits. If we are unable to successfully compete, our business, results of operations, and financial condition could be adversely affected.

The markets for our platform and programs are new, rapidly evolving, and increasingly competitive, as the healthcare industry in the U.S. is undergoing significant structural change. If the digital health and MSK markets in which we operate develop more slowly than we expect or if they encounter negative publicity, our business, results of operations, and financial condition could be adversely affected.

The digital health market is relatively new, unproven, rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance, and market adoption. Competition in the digital health market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions, evolving industry standards, short product lifecycles, and changes in consumer demands. Moreover, the MSK market, including MSK care generally and MSK pain management medical devices in particular, is new and rapidly evolving. Our success will depend to a substantial extent on the willingness of our members and contracted lives to use, and to increase the frequency, extent, and duration of their utilization of, our platform and programs, as well as on our ability to demonstrate the value of digital health to existing and new clients, members, and contracted lives.

Negative publicity regarding patient confidentiality, data privacy, and cybersecurity in the context of technology-enabled healthcare or concerns experienced by our competitors could limit market acceptance of our programs. Additionally, the integration and reliance on AI and machine learning technologies in our platform and programs introduce further risks. These technologies are rapidly evolving and may not perform as expected, which could lead to inaccuracies or inefficiencies in our platform and programs. Negative publicity or regulatory scrutiny related to AI and machine learning could also impact consumer trust and acceptance. Furthermore, the competitive landscape may shift as new AI and machine learning advancements emerge, potentially rendering our current technologies obsolete or less effective.

If we fail to adapt and respond effectively to the changing healthcare landscape, changing laws, regulations, and government enforcement priorities, changing client needs and member needs, requirements, or preferences, our platform and programs may become less competitive.

The markets in which we compete are subject to a changing healthcare landscape and changing laws, regulations, and government enforcement priorities, as well as changing client and member needs, requirements, and preferences. The success of our business will depend on our ability to adapt and respond effectively to these changes on a timely basis. Our business strategy may not effectively respond to these changes, and we may fail to recognize and position ourselves to capitalize upon market opportunities. We may not have sufficient advance notice or resources to develop and effectively implement an alternative strategy. There may be scientific or clinical changes that require us to change our platform and programs or that make our platform and programs less competitive in the marketplace. If there are sensitivities to our business model or our existing competitors and new entrants create new disruptive business models or develop new products and services that clients, members, and contracted lives prefer to our platform and programs, we may lose clients, members, and contracted lives, and our business, results of operations, and financial condition could be adversely affected.

We rely on our sales and marketing force. If we are unable to maintain or expand our sales and marketing infrastructure, it could impede our growth, harm our business, and we may fail to attract adequate numbers of clients or members.

Our business, results of operations, and financial condition are and will continue to be highly dependent on the ability of our sales and marketing force to adequately promote and engage with clients who in turn offer our platform and programs to their contracted lives. If our sales and marketing representatives fail to achieve their objectives, we may not enter into agreements with new clients, and member enrollment and use of our platform and programs could decrease or may not increase at levels that are in line with our forecasts. A key element of our business strategy is the continued expansion of our sales and marketing infrastructure to maintain and increase our client base and members. In particular, we expect to increase our enterprise marketing efforts directly to contracted lives at our clients. Our sales and marketing efforts may not be effective and may not lead to increases in the number of our clients and members.

As we increase our sales and marketing efforts with respect to our existing platform and programs or planned expansions of our platform and programs, we will need to further expand the reach of our sales and marketing networks. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled sales and marketing representatives with significant industry-specific knowledge in various areas, such as MSK pain management and digital health, as well as the competitive landscape for our platform and programs. Recently hired sales representatives require training and take time to achieve full productivity. If we fail to train recent hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, the expansion of our sales and marketing personnel will continue to place significant burdens on our management team.

If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our existing platform and programs or planned expansions of our platform and programs, which could result in reduced client engagement and the failure of our member yield to increase in line with our forecasts.

Any failure to offer high-quality implementation, member enrollment, or ongoing support may adversely affect our relationships with our clients and members, or existing or prospective clients and members, and in turn our business, results of operations, and financial condition.

Though we prepare targeted marketing campaigns, we do not control our clients’ deployment schedules. As a result, if our clients do not permit and facilitate our marketing efforts, which may be necessary for successful enrollment of their contracted lives as members, or an enrollment launch date is delayed, we could incur significant costs, our member yield may decline, clients and members could become dissatisfied and decide not to use our platform and programs or not to implement our platform or programs in future periods. In addition, competitors with more efficient operating models or lower implementation costs could jeopardize our client relationships as well as our partner relationships.

In implementing and using our platform and programs, our clients and members depend on our support teams to resolve issues in a timely manner. High-quality support is also important for the renewal and expansion of our platform and programs by existing clients as well as enrollment by contracted lives and re-enrollment by current members. We may be unable to respond quickly enough to accommodate short-term increases in demand for support. We also may be unable to modify the nature, scope, and delivery of our platform and programs or support to compete with changes in solutions provided by our competitors. We have also expanded our technical support team internationally and clients and members may view such support as less effective than support based in the United States. Furthermore, clients are able to decide whether members receive support from an international team, and if we are unable to successfully transition most clients to the more cost-effective international support structure, we may not achieve anticipated savings on support labor costs. Increased client and member demand for support could increase costs and adversely affect our business, results of operations, and financial condition. Our sales are highly dependent on our reputation and on positive recommendations from our existing members, clients, and partners. The importance of our support functions will increase as we expand our business and pursue new clients, members, and contracted lives. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could materially adversely affect our reputation, our ability to sell our platform and programs, our ability to enable members and contracted lives to re-enroll or enroll in our platform and programs, and, in turn, our business, results of operations, and financial condition.

We believe our corporate culture has contributed to our success, and if we fail to maintain this culture as we grow, we could lose the capabilities fostered by our culture and our business, results of operations, and financial condition could be materially adversely affected.

We believe our culture has been a key contributor to our success to date. We have invested substantial time and resources in building our team and investing in our corporate culture. As we continue to grow, including geographically, and develop the infrastructure of a public company, we may find it difficult to maintain our corporate culture. We may not be able to effectively integrate, develop, and motivate a large number of new employees across geographies, including our growing employee base in India, and we may not be able to maintain the beneficial aspects of our corporate culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit qualified personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, results of operations, and financial condition could be materially adversely affected.

In addition, in order to attract employees that contribute to our corporate culture, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize, and retain our employees. Our stock price volatility or lack of positive performance may cause periods of time during which option exercise prices might be less than the sale price of our Class A common stock or the value of RSUs we grant might be less competitive, which may lessen the retentive attributes of these awards. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to motivate, incentivize, and retain our employees. Moreover, we face significant competition for talent from other healthcare, technology, and high-growth companies, which includes large enterprises and privately held companies. We may not be able to hire new employees quickly enough to meet our needs, and any change in our hiring abilities may affect our corporate culture. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and our employee morale, productivity, and retention could suffer, and our business, results of operations, and financial condition could be materially adversely affected.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could materially adversely affect our business, results of operations, and financial condition.

Our performance depends upon the efforts and abilities of our executive team, particularly Daniel Perez, our CEO and Co-Founder, certain key technical and management personnel, and other highly skilled employees. The loss of the services of one or more such people could have a material adverse effect on our business, results of operations and financial condition. Our success also depends on our ability to attract and retain other highly skilled employees and key management personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. Competition for such personnel is intense, and we may not be able to attract or retain such personnel in the future. The loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned growth of our business, could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and most employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively.

In April 2024, we announced a restructuring plan to reduce our workforce by approximately 160 people, or approximately 10% of our workforce. This restructuring plan was complete as of December 31, 2024. The expense reduction measures taken in connection with such reduction in force may result in unintended consequences and costs, including costs associated with attrition beyond our intended reduction in force, a decrease in morale among our personnel, adverse impacts in our ability to recruit and hire qualified personnel in the future, and the loss of institutional knowledge and expertise, which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the reduction in force.

All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management, our executive team, and other key technical and management personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, results of operations, and financial condition may be materially adversely affected.

We may require additional capital to support the growth of our platform and programs, and this capital may not be available on terms favorable to us, or at all, and may dilute existing stockholders’ ownership of our Class A common stock.

We intend to continue to make investments to support the growth of our platform and programs and may require additional funds for such development. We may need additional funding for marketing expenses, to develop and expand sales resources, develop new features, or enhance our platform and programs, or acquire complementary businesses and technologies to further grow our business and the platform and programs we can offer. Accordingly, we may need or want to engage in future equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in capital markets and lower market prices for many securities may, among other things, affect our ability to access new capital on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our platform and programs, support our business growth, and respond to business challenges could be significantly impaired, and our business, results of operations, and financial condition could be adversely affected.

If we are not able to maintain and enhance our reputation and brand recognition, our business, results of operations, and financial condition will be materially adversely affected.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and members and our ability to attract new clients and members. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly critical, difficult, and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be materially adversely affected.

In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our clients and members, could make it substantially more difficult for us to attract new clients and members. Similarly, because our clients and members often act as references for us with prospective new clients, members, and contracted lives, any existing clients or members that question the quality of our work or that of our employees, including our care team, could impair our ability to secure additional new clients, members, and contracted lives. If we do not successfully maintain and enhance our reputation and brand recognition with our clients and members, our business may not grow and we could lose these relationships, which would make it more difficult to acquire new clients, members, and contracted lives, all of which could materially adversely affect our business, results of operations, and financial condition.

Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may materially adversely impact our business, results of operations, and financial condition.

We have in the past and may in the future make acquisitions to add employees, complementary companies, programs, products, technologies, or revenue. These transactions entail numerous risks and could be material to our business, results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. Furthermore, an acquisition may not result in the benefits we anticipate.

Future acquisitions could also result in expenditures of significant cash, dilutive issuances of our securities, the assumption or incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by partners, clients, members, or investors. Moreover, acquisitions or investments could result in costly litigation or liabilities for any breach of representations and warranties made in the course of such acquisitions or investments.

Additionally, competition within our industry for acquisitions of businesses, technologies, and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our results of operations could be adversely affected. If we are unable to successfully address any of these risks, our business, results of operations, and financial condition could be materially adversely affected.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships with third parties that may not result in the development of commercially viable solutions or the generation of significant future revenue.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or technology partnerships to develop proposed programs, to enhance our platform, and to pursue new markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. Collaborations are also complex and time-consuming to negotiate and document. In particular, these collaborations may not result in the development of solutions that achieve commercial success or result in significant revenue and could be terminated prior to developing any solutions. If we are unable to successfully address any of these risks, our business, results of operations, and financial condition could be materially adversely affected.

A decline in the prevalence of employer-sponsored healthcare could cause our revenue to be reduced.

We currently derive a large portion of our revenue from our agreements with clients that purchase healthcare for their employees, including through insurance or self-funded benefit plans. These clients offer all of or a portion of their employees enrollment in our platform who, in turn, become contracted lives. A large part of the demand for our platform and programs among clients depends on the need of these clients to manage the costs of healthcare services that they pay on behalf of their employees. Various factors, including changes in the healthcare insurance market or in government regulation of the healthcare industry, could cause a decline in employer-sponsored healthcare, which could adversely affect the market for our platform and programs and negatively affect our business, results of operations, and financial condition. Some experts have predicted that future healthcare reform will encourage employer sponsored health insurance to become significantly less prevalent as employees, including current or potential contracted lives of our clients or potential clients, or current or potential members, migrate to obtaining their own insurance through state sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue derived from clients that purchase healthcare for their contracted lives by increasing the acquisition of members by other means and our business, results of operations, and financial condition will be materially adversely affected.

Risks Related to Our Use of AI and Machine Learning

Our increasing reliance on AI and machine learning technologies may expose us to significant risks, including development and deployment challenges, regulatory uncertainties, and potential third-party claims, which could adversely affect our reputation, business, results of operations, and financial condition.

We use AI and generative AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area. For example, we use AI Technologies to support our care team and to assist with developing personalized exercise therapy plans, providing real-time feedback on an exercise form, identifying high-risk members for targeted interventions, and generally enhancing our operational efficiency and competitiveness.

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our platform and programs or be beneficial to our business, including our efficiency or profitability.

AI Technologies have been known to produce false or “hallucinatory” inferences or outputs and may subject us to new or heightened legal, regulatory, ethical, or other challenges. In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, flawed, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, any of which may not be easily detectable, the performance of our platform and programs, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

In addition, market acceptance, understanding, and valuation of and consumer perceptions of platforms and programs that incorporate AI Technology is uncertain and the perceived value of our AI Technologies could be inaccurate. For example, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI Technologies, could impair the acceptance of such AI Technologies, including those incorporated in our platform and programs. Our failure to successfully develop AI Technologies in our platform could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve, and diversify our platform and programs; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our platform and programs and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our platform and programs or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our platform and programs may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our platform and programs, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

Moreover, the regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes, such as various U.S. governmental and regulatory agencies relating to data privacy, regulate certain aspects of AI Technologies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI Technologies or are considering general legal frameworks for the regulation of AI Technologies. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development and deployment of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review rulemaking taken pursuant to the rescinded Biden executive order and, if possible, rescind any such rulemaking to the extent it is consistent with, or presents a barrier to, the Trump administration’s new executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act of 2018 (“CCPA”) regarding the use of automated decision-making. California also enacted several new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop and use AI Technologies in the future.

In the European Union, the EU Artificial Intelligence Act (the “EU AI Act”), which establishes broad obligations for the development and use of AI Technologies in the European Union based on their potential risks and level of impact, came into force in August 2024. The EU AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust as well as scope of practice laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our platform, programs, and business and the way in which we use AI Technologies. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our platform and programs in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, because AI Technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI. The cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies or limiting our use of AI Technologies to support our care team). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, results of operations, and financial condition.

Risks Related to Our Intellectual Property, Data Privacy, Information Technology, Cybersecurity

We may be unable to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology, or we may in the future become subject to claims of infringement, misappropriation, or other violation of third parties’ intellectual property rights.

Our business depends on a combination of intellectual property and other proprietary rights, including patents, trademarks, copyrights, and trade secrets, as well as license agreements, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. Our success and ability to compete may depend in part on our ability to maintain and enforce existing intellectual property rights and to obtain, maintain, and enforce further intellectual property protection for our platform and programs, both in the United States and in other countries. The protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation, or other violations of our intellectual property rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective intellectual property rights protections may not be available to us or available in every jurisdiction in which we offer or intend to offer our platform and programs. Failure to adequately obtain, maintain, protect, or enforce our intellectual property rights could harm our brand, devalue our proprietary content, and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations, and financial condition.

Our most material trademark asset is the United States registered trademark “Hinge Health.” Our trademarks, trade names, and brand names are valuable assets that support our brand and perception of our platform and programs and distinguish our platform and programs from those of our competitors. We have registered or applied to register many of these trademarks. However, there can be no assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of such trademarks, and our trademarks may be circumvented or declared generic. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. Moreover, third parties may file first for our trademarks in certain countries. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition in those jurisdictions. We also hold the rights to the “hingehealth.com” internet domain name, which is subject to regulation by internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or internet domain names in the United States or in other jurisdictions in which we currently and may ultimately operate, our brand recognition and reputation would suffer, we would incur significant re-branding expenses and our results of operations could be adversely impacted.

As of June 30, 2025, we owned 17 issued patents and 42 pending patent applications in the United States as well as 17 pending PCT applications, 21 foreign issued patents and 48 pending foreign patent applications. As of December 31, 2024, we owned 12 issued patents and 34 pending patent applications in the United States as well as 17 pending PCT applications, 17 foreign issued patents and 59 pending foreign patent applications. Our patents issued in the United States begin expiring in July 2033, excluding any patent term adjustment. The patent positions of technology and virtual care companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach, and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the inventorship, validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may have or obtain patents relating to technologies that overlap or compete with our platform and programs. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

We could incur substantial costs as a result of any claim of infringement, misappropriation or violation of another party’s intellectual property rights. If we infringe, misappropriate, or otherwise violate the intellectual property rights of third parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited, and our business could be adversely affected.

Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary or intellectual property rights that would prevent, limit, or interfere with our ability to develop or enhance our platform and programs, which could make it more difficult for us to operate our business. We have received and may in the future receive communications from holders of patents, trademarks, trade secrets, or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting, or otherwise violating such rights. Such parties may in the future bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. If a patent infringement or other intellectual property-related lawsuit is brought against us, we could be forced to stop or delay sales of the program that is the subject of the suit or cease use of our technology altogether. As the market for digital health solutions in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our platform and programs of which we are not aware or that we must challenge to continue our operations as currently contemplated. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. We cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Third parties that may own or control such patents and patent applications may bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages.

Further, if we are determined to have infringed upon a third party’s intellectual property rights, we may also be required to do one or more of the following:

•
seek a license from the holder of the infringed intellectual property right, which license may not be available on commercially reasonable terms, or at all;

•
pay substantial royalty or license fees or other monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right;
•
redesign or reengineer our platform and programs, or other technology in a non-infringing manner, which may be costly, time-consuming, commercially infeasible, or impossible; or
•
establish and maintain alternative branding for our platform and programs.

Even if we were able to obtain a license to intellectual property owned by third parties, any such rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In the event of a successful claim of infringement against us and our failure or inability to obtain a license (whether exclusive or non-exclusive) to the infringed technology or other intellectual property right, we could be forced to cease aspects of our business operations and our business, results of operations, and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

We could incur substantial costs in protecting, defending, or enforcing our intellectual property or other proprietary rights. Failure to adequately protect, defend, or enforce our rights could impair our competitive position and we could lose valuable assets, experience reduced revenue, and incur costly and time-consuming litigation.

Third parties, including our competitors, could be infringing, misappropriating, or otherwise violating our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, which may be difficult and costly. The steps we have taken or will take to detect unauthorized use and prevent infringement, misappropriation or other violation of our intellectual property or proprietary rights may not be successful.

From time to time, we may have to resort to litigation to protect or enforce our intellectual property and proprietary rights, which could result in substantial costs, distraction to management and diversion of our resources. Such litigation could result in the impairment or loss of portions of our intellectual property or proprietary rights. Enforcement of our intellectual property or proprietary rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of such intellectual property or proprietary rights. An adverse determination of any litigation proceedings could put our intellectual property or proprietary rights at risk of being invalidated or interpreted narrowly, could risk the issuance or cancellation of pending patent and trademark filings, and could harm our business. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing. Changes in the law could make it harder for us to enforce our rights.

In any lawsuit that we bring to enforce our intellectual property or proprietary rights, a court may refuse to prevent the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. If we initiate legal proceedings against a third party to enforce a patent covering a program, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office (“USPTO”) or made a misleading statement during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our programs, or any future programs that we may develop.

The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our programs. Such a loss of patent protection could have a material adverse effect on our business, results of operations, financial condition, and prospects. Even if we ultimately prevail, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, the monetary cost of such litigation and the diversion of the attention of our management could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, results of operations, financial condition and prospects. Because of the substantial discovery required in connection with intellectual property litigation, our confidential or sensitive information could be compromised by disclosure in litigation. Litigation could result in public disclosure of results of hearings, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock.

In addition, our inability to detect and protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales of our platform, impair the functionality of our platform, delay introductions of new functionality to our platform, result in the substitution of inferior or more costly technologies into our platform and programs, or harm our reputation. Policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, results of operations, and financial condition could be adversely affected.

If our patents expire or are not maintained, our patent applications are not granted, or our patent rights are contested, circumvented, invalidated, or limited in scope, it may have a material adverse effect on our ability to prevent others from selling, developing, or exploiting platforms or programs similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application or that we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may materially adversely affect our business, results of operations, and financial condition.

Our patents may expire if they are not maintained, our patent applications may not be granted, or our patent rights may be contested, circumvented, invalidated, or limited in scope. Any expiration or invalidation of our patents may cause us to not be able to prevent others from selling, developing, or exploiting competing technologies, platforms, programs, or services, which could have a material adverse effect on our business, results of operations, and financial condition. Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and patent applications. We rely on our outside counsel or our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We also depend on our licensors whose intellectual property we license to take the necessary action to comply with these requirements with respect to such in-licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business, results of operations, and financial condition.

We cannot guarantee that our pending patent applications will issue as patents. Even if our patent applications issue into patents, these patents may be contested, narrowed, circumvented, held unenforceable, or invalidated in the future. Such proceedings could include supplemental examination or contested post-grant proceedings such as review, reexamination, interference, or derivation proceedings challenging our patent rights. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Many of these existing patents and patent applications may have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents and patent applications that were filed before our patents and patent applications, any of our existing or future patents may also be challenged by others on the basis that they are invalid or unenforceable. Any expiration, invalidation, or devaluation of our patents may adversely affect our business, results of operations, and financial condition.

The confidentiality and invention assignment agreements that we enter into with our employees, consultants, and contractors involved in the development of intellectual property may not provide meaningful protection for our trade secrets or other confidential information, and if we are unable to protect the confidentiality of our trade secrets or other confidential information, the value of our platform and programs and our business and competitive position could be materially adversely affected.

We rely heavily on trade secret laws and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, including our platform and programs, and to maintain our competitive position. With respect to our platform and programs, we consider trade secrets and know-how to be one of our primary sources of intellectual property. Trade secrets and know-how, however, can be difficult to protect. We seek to protect these trade secrets and other confidential information in part by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside contractors, advisors, and other third parties. We also enter into confidentiality and invention assignment agreements with our employees, contractors, consultants, and other third parties who develop intellectual property on our behalf or who may have access to our proprietary information, know-how or trade secrets. These confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. These agreements, however, may not be self-executing and may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur, or we may not have executed, or may in the future fail to execute, invention assignment agreements with employees, contractors, consultants, and third parties who may be involved in the development of our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to third parties, and thus an agreement with us may be ineffective in perfecting ownership of intellectual property developed by those individuals. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, results of operations, and financial condition. In particular, a failure to protect our confidential information may allow competitors to copy our technology, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know-how and technology.

In addition to contractual measures, we seek to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee, consultant, or other third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee, consultant, contractor, or other third party from misappropriating our trade secrets and providing them to a competitor, and the recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our intellectual property, trade secrets or confidential information will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our platform and programs that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. Although we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may otherwise become known or be independently developed by others, including our competitors, in a manner that could prevent legal recourse by us.

We are, and may in the future become, subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed by our competitors or other companies with similar or related technology, products, or services. We are, and may in the future become, subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, we may be forced to pay monetary damages or be enjoined from using certain technology, aspects of our platforms, aspects of our programs, or knowledge. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources. See the risk factors titled “—We may be unable to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology, or we may in the future become subject to claims of infringement, misappropriation, or other violation of third parties’ intellectual property rights. Our failure to protect our intellectual property and any potential intellectual property infringement claims could harm our brand, devalue our proprietary content, and affect our ability to compete effectively” and “—We could incur substantial costs in protecting, defending, or enforcing our intellectual property or other proprietary rights. Failure to adequately protect, defend or enforce our rights could impair our competitive position and we could lose valuable assets, experience reduced revenue, and incur costly and time-consuming litigation.”

Defects, errors or vulnerabilities in our platform and programs could harm our reputation and brand and adversely impact our business, results of operations, and financial condition.

Software such as the one used in our platform and programs often contains errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our platform may contain serious errors, defects, security vulnerabilities, or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance and damage to our reputation and brand, any of which could have an adverse effect on our business, results of operations, and financial condition. Furthermore, our platform and programs are on a cloud-based system that allows us to deploy new versions and enhancements to all of our members simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities, or software bugs to all of our members simultaneously, the consequences would be more severe than if such versions or enhancements were only deployed to a smaller number of members.

Since our members use our platform and programs for medical, health, and well-being purposes, any errors, defects, failures, security vulnerabilities, software bugs, or disruptions to our platform and programs, or any other performance problems with our platform and programs, could result in serious harm to our members and, in turn, hurt our brand and reputation and erode member and client trust. We make regular updates to our platform and programs, which have in the past contained, and may in the future contain, undetected errors, defects, failures, security vulnerabilities, and software bugs when first introduced or released. Real or perceived errors, defects, failures, security vulnerabilities, or software bugs in our platform and programs could result in loss of or delay in market acceptance of our platform and programs, loss of competitive position, lower client and member retention rates or negative publicity (for example, a member could share information about a negative experience on social media, which could result in damage to our reputation and loss of future sales and acquisition of new clients and members). In such an event, we may be required, or may choose, for client relations, member relations, or other reasons, to expend additional resources in order to seek to correct the problem. Our members may also seek significant compensation from us for any losses they suffer or cease using our platform and programs, or our clients could cease conducting business with us. There can be no assurance that provisions typically included in our agreements with our clients that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our members or clients would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our platform and programs and to enroll and retain members. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our platform and programs. As a result, our reputation and our brand could be harmed, and our business, results of operations, and financial condition could be adversely affected.

Our proprietary technology and solutions may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business, results of operations, and financial condition.

Proprietary software and hardware development is time-consuming, expensive, and complex and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems or design defects that prevent our proprietary platform and programs, including our app and our Enso device, from operating properly. If our platform and programs, including our app and our Enso device, do not function reliably, malfunction, or fail to achieve member expectations in terms of performance, clients and members could assert liability claims against us or our clients could cancel their contracts with us. This could damage our reputation and impair our ability to attract or retain clients and members.

The software underlying our platform and programs is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the software has been used by our members. Any real or perceived errors, failures, bugs, or other vulnerabilities discovered in our software, platform and programs could result in negative publicity and damage to our reputation, loss of clients, loss of members, loss of contracted lives, loss of, or delay in, market acceptance of our platform and programs, loss of competitive position, loss of revenue or liability for damages, overpayments, and/or underpayments, any of which could harm our member yield. Similarly, any real or perceived errors, failures, design flaws, or defects in our Enso device or in the platform and programs we offer, including our app, could have similar negative results. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem. Such efforts could be costly, or ultimately unsuccessful. Even if we are successful at remediating issues, we may experience damage to our reputation and brand. There can be no assurance that provisions typically included in our agreements with clients or in agreements with members that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any clients or members would likely be time-consuming and costly to defend and could seriously damage our reputation and brand.

We depend on our information technology systems, and those of our third-party vendors, contractors, and consultants, and any failure or significant disruptions of these systems, security breaches, or loss of data could expose us to liability or materially adversely affect our business, results of operations, and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure (“IT Systems”) to operate our business. In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information, including but not limited to intellectual property, proprietary business information, protected health information, and personal information about our clients, members, contracted lives, partners, employees, consultants, or contractors. It is critical that we do so in a secure manner to maintain the confidentiality, availability, and integrity of such confidential information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available and internal systems, software, tools, and monitoring to provide security for our IT Systems and the processing, transmission, storage and other processing of digital information. We have also outsourced elements of our IT Systems and data storage systems, and as a result a number of third-party vendors, contractors and consultants may or could have access to our confidential information. We cannot conduct audits or formal evaluations of all aspects of all of our third-party vendors’, contractors’, and consultants’ IT Systems, and even where we do conduct audits or evaluations, we cannot be sure that our audits or evaluations will be comprehensive or that such third-party vendors, contractors, and consultants have sufficient measures in place to ensure the confidentiality, integrity, and availability of their IT systems and confidential information.

Despite the implementation of preventative and detective security controls, such IT Systems are vulnerable to damage or interruption from a variety of sources, including telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism, and war. Such IT Systems, including our servers, are additionally vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, phishing attacks, denial-of-service attacks, social engineering, sophisticated nation-state and nation-state-supported actors and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). As we continue to embrace both hybrid and remote working, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The risk of a security breach or disruption has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property.

We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, are fully protected against cybersecurity threats. It is possible that we or our third-party vendors, contractors, and consultants may experience cybersecurity and other breach incidents that remain undetected for an extended period. We and certain of our service providers from time to time are subject to cyberattacks and security incidents. Even when a security incident is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and IT Systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our offerings to clients and members. Moreover, we and our third-party vendors, contractors, and consultants collect, store, and transmit sensitive data, including health-related information, personally identifiable information, intellectual property, and proprietary business information in the ordinary course of our business. If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such breaches may in the future require notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA as well as regulations promulgated by the FTC and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations, and financial condition.

We and certain of our third-party vendors are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in unauthorized access to confidential and proprietary business information, intellectual property, sensitive client and member data (including health-related information such as protected health information), or other personally identifiable information of our members, clients, employees, partners, or contractors, loss or misappropriation of or damage to our data, or an inability to access data sources and critical information, process data, or provide our platform and programs. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact member, client, or investor confidence in us, and reduce the demand for our platform and programs. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and we could incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the IT Systems of our third-party vendors, contractors, or consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any disruption or loss to IT Systems on which critical aspects of our operations depend could have an adverse effect on our business, results of operations, and financial condition.

Actual or perceived failures to comply with applicable data protection, privacy, and security, advertising, and consumer protection laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal, and foreign laws, requirements, and regulations governing the collection, use, disclosure, retention, and security of personal information. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws, regulations, and regulatory interpretations. As such, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. Any failure, or perceived failure, by us or any of our third-party partners, data centers, or service providers to comply with privacy policies or federal or state privacy or consumer protection-related laws, regulations, regulatory interpretations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, clients, members, suppliers, or others. These proceedings may result in financial liabilities or may require us to change our operations, including ceasing the use or sharing of certain data sets, or modifying marketing and other engagement programs and plans. Any such claims, proceedings or actions could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of clients, members, contracted lives, partners, and others and result in the imposition of monetary penalties. We are also contractually required to indemnify and hold harmless certain third parties from the costs or consequences of non-compliance with any laws, regulations, regulatory interpretations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

We rely on a variety of marketing techniques, including email, text message, social media marketing, and postal mailings, and we are subject to various laws, regulations, and regulatory interpretations that govern such marketing and advertising practices. A variety of federal and state laws, regulations, and regulatory interpretations govern the collection, use, retention, sharing, and security of consumer data, particularly in the context of online advertising, which we rely upon to attract new clients, members, and contracted lives. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party cross-site behavioral advertising technologies and other methods of online tracking for behavioral advertising and other purposes. Various U.S. federal and state laws regulate the level of consumer notice and consent required before a company can employ cross-site behavioral advertising technologies or other electronic tracking tools or the use of data gathered with such tools. The regulation of the use of these cross-site behavioral advertising technologies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new clients, members, and contracted lives on cost-effective terms and consequently, materially and adversely affect our business, results of operations, and financial condition.

Further, parts of our business are subject to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder (collectively, “HIPAA”). HIPAA limits the use and disclosure of individually identifiable health information, or protected health information, and imposes privacy, security, and breach notification obligations on certain healthcare providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. It also mandates the reporting of certain breaches of health information to the HHS, affected individuals and if the breach is large enough, the media. The HHS has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. We have experienced such breaches in the past and could be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations, and financial condition.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future clients and strategic partners. For example, the CCPA, as amended by the California Privacy Rights Act (“CCPA”), requires covered businesses that process the personal information of California residents to, among other things, (i) make certain disclosures to California consumers about the business’s data collection, use, and sharing practices; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf.

Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. Such laws may differ from each other, which may complicate compliance efforts. For example, Washington State enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning.

Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other personal information adopted by the FTC state Attorneys General, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection and certain state data privacy laws like the CCPA and CPRA require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle or provide access to their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. It may also violate one or more FTC-enforced rules. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTC Act. For information that is not subject to HIPAA and deemed to be “personal health records,” the FTC may also impose penalties for violations of the Health Breach Notification Rule (“HBNR”) to the extent we are considered a “personal health record-related entity” or “third-party service provider.” The FTC has taken several enforcement actions under HBNR recently and indicated that the FTC will continue to protect consumer privacy through greater use of the agency’s enforcement authorities. As a result, our operations may be subject to greater scrutiny by federal and state regulators, partners, and consumers with respect to our collection, use, and disclosure of health information. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states Attorneys General to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

We are also or may become subject to rapidly evolving data protection laws, rules, and regulations in foreign jurisdictions. For example, in Europe, the European Union General Data Protection Regulation (“GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”) or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for non-compliance of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease, changes to our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our platform and programs, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Since the beginning of 2021, after the end of the transition period following the departure of the United Kingdom (the “UK”) from the European Union, we are also subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a non-compliant company’s global annual revenue for the preceding financial year, whichever is greater, as well as other potentially divergent enforcement actions for certain violations. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

The GDPR also provides that EEA member states and the UK may make their own further laws and regulations to introduce specific requirements in certain areas, including related to the processing of special categories of personal data, including personal data related to health data. This fact may lead to greater divergence on the law that applies to the processing of personal data across the EEA and UK, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk.

Moreover, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards.

Failure or perceived failure to comply with HIPAA, the CCPA, GDPR, the UK GDPR, and other U.S. or foreign privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners, collaborators and other third-party payors, and could have an adverse effect on our reputation, business and financial condition.

Further, as a result of regulatory enforcement proceedings and inquiries, there may be settlements, enforcement actions, or related litigation that could include monetary penalties and/or compliance requirements that may impose significant and material costs, require us to make modifications to our data practices and our marketing programs, result in negative publicity, or have a negative impact on consumer demand for our platform and programs, or on our commercial or industry relationships. Any of these events could adversely affect our ability to operate our business, results of operations, and financial condition.

Although we work to comply with applicable laws, regulations, and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business, results of operations, and financial condition.

If we fail to comply with applicable data interoperability and information blocking rules, our business, results of operations, and financial condition could be adversely affected.

The 21st Century Cures Act (the “Cures Act”), which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In March 2020, the HHS Office of the National Coordinator for Health Information Technology (“ONC”), and Centers for Medicare & Medicaid Services (“CMS”) finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces that connect to provider EHR systems. The companion rules transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information (“EHI”), also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property, including technologies and software from third parties, which is important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. Disputes may arise between us and our licensors regarding the intellectual property licensed to us under any license agreement, including disputes related to:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
our compliance with reporting, financial, or other obligations under the license agreement;
•
the amounts of royalties or other payments due under the license agreement;
•
whether and the extent to which we infringe, misappropriate, or otherwise violate intellectual property rights of the licensor that are not subject to the license agreement;
•
our right to sublicense applicable rights to third parties;
•
our right to transfer or assign the license; and
•
the ownership of intellectual property and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If we do not prevail in such disputes or if we fail to comply with any of the obligations under our license agreements, we may lose any or all of our rights under such license agreements or be required to pay damages, and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights and could prevent us from selling our platform and programs, or adversely impact our ability to commercialize future platforms and programs. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property is found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, results of operations, and financial condition.

We rely on third-party and open-source software for our platform and programs. Our inability to obtain third-party licenses for such software, or obtain them on favorable terms, or any errors, bugs, defects, or failures caused by such software could adversely affect our business, results of operations, and financial condition.

We use open-source software in connection with our software platform and anticipate using open-source software in the future. The terms of certain open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our platform, including requiring us to disclose or license some or all of our proprietary source code to the public or distribute our software platform that uses particular open-source software at no cost to the user. While we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose or license our proprietary source code or that would otherwise breach the terms of an open-source agreement, there can be no assurance that such efforts will be successful and such a use could inadvertently occur, or could be claimed to have occurred, in part because open-source license terms can be ambiguous.

Additionally, we could face claims from third parties claiming ownership of, or demanding the release of, any open-source software or derivative works that we have developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering our platform unless and until we can re-engineer such source code in a manner that avoids infringement. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, or other contractual protection regarding infringement claims or the quality of the code. There is little legal precedent in this area, and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop technology that is similar to or superior to ours.

Our platform includes software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these applications or to seek new licenses for existing or new applications. Necessary licenses may not be available on acceptable terms or under open-source licenses permitting redistribution in commercial offerings, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could result in delays in platform and program releases until equivalent technology can be identified, licensed, or developed, if at all, and integrated into our platform and services, which therefore may have a material adverse effect on our business, results of operations, and financial condition. In addition, third parties may allege that additional licenses are required for our use of their software or intellectual property. We may be unable to obtain such licenses on commercially reasonable terms or at all. The inclusion in our platform and programs of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to differentiate our platform and programs from those of our competitors. To the extent that our platform and programs depend upon the successful operation of third-party software, any undetected errors, bugs, defects, or failures in such third-party software could impair the functionality of our platform and programs and delay new feature introductions, which could adversely affect our business, results of operations, and financial condition.

We rely on internet infrastructure, bandwidth providers, third-party computer hardware and software, and other third parties for providing services to our clients and members, and any failure or interruption in the services provided by these third parties could expose us to litigation and negatively impact our relationships with clients and members, adversely affecting our business, results of operations, and financial condition.

Our ability to deliver our digital platform and programs depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our platform and programs are designed to operate without interruption, and in some cases, we provide certain uptime guarantees to our clients and members. However, we have experienced in the past and may experience future interruptions and delays on our website and app and the availability of our platform and programs from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and members and could result in potential liabilities or claims with respect to any uptime guarantees we have made to clients and members. To operate without interruption, both we and our service providers must guard against:

•
damage from fire, power loss, natural disasters, and other force majeure events outside our control;
•
communications failures;
•
software and hardware errors, failures, and crashes;
•
security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and
•
other potential interruptions.

We also rely on software licensed from third parties in order to offer our platform and programs. These licenses are generally commercially available on varying terms. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our platform and programs until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Furthermore, our use of additional or alternative third-party software would require us to enter into license agreements with third parties, and integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our platform and programs, result in a failure of our platform and programs, and materially adversely affect our reputation and well as our business, results of operations, and financial condition.

Risks Related to Legal and Regulatory Matters

Our business operates in a highly regulated industry and changes over time in regulations, the implementation of existing regulations, or our expansion into new business areas, could affect our operations and subject us to increased compliance costs and liabilities.

Our business is subject to rigorous laws, rules, and regulations in the jurisdictions in which we operate. These laws, rules, and regulations include, without limitation, federal and state laws, and country specific laws, governing health information privacy, scope of practice, licensure, the corporate practice of medicine and physical therapy, fraud and abuse, exclusion and debarment, anti-kickback obligations, false claims, patient referrals, fee splitting, regulation of devices, and other aspects of healthcare delivery. Changes, implementation, and other legal uncertainties related to such laws, rules, and regulations may adversely affect our business, results of operations, and financial condition. The cost of compliance with the ever-changing legal and regulatory environment, including as a result of the expansion of our business through our growth initiatives and strategies, may be significant. Our failure to comply with existing or future laws, rules, and regulations could subject us to fines, civil liability, including tort and product liability, mandatory injunctions that change how we operate, or the cessation of operations. As our business matures and evolves, including through our growth initiatives and strategies, and we expand geographically, we may become subject to new laws and regulations in new jurisdictions. It is difficult to predict how existing laws will be applied to our business, as it exists today and may exist in the future, and the new laws to which we may become subject. Moreover, our risk profile is changing as we offer new programs, services and offerings and expand in business areas beyond our historical businesses, and we may face increased regulatory risks related to our vertical integration strategy, including with respect to the corporate practice of medicine and physical therapy and fraud and abuse. For example, as a result of our expansion to the HingeSelect business, a high-performance provider network for MSK care that we launched in June 2025, we plan to offer new programs and services, which present a different risk profile than the programs and services that we historically have offered and increase our exposure to additional risks. This strategy may also lead to increased regulatory and public scrutiny as a result of consumer protection and quality of care concerns.

In addition to being subject to extensive, complex, and evolving laws and regulations, many of our contracts with customers include detailed requirements. In order to be eligible to offer certain products, we must demonstrate that we have robust systems and processes in place that are designed to maintain compliance with all applicable legal, regulatory and contractual requirements. These systems and processes frequently are reviewed and audited by our customers and regulators. If our systems and processes designed to maintain compliance with applicable legal and contractual requirements, and to prevent and detect instances of, or the potential for, non-compliance fail or are deemed inadequate, we may suffer brand and reputational harm and be subject to contractual damages, regulatory actions, litigation, and other proceedings which may result in damages, fines, suspension or loss of licensure, suspension or exclusion from participation in government programs, and/or other penalties, any of which could adversely affect our businesses, results of operations, and financial condition.

We and our affiliated professional entities are subject to federal, state, and foreign healthcare laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.

We and our affiliated professional entities are subject to healthcare fraud and abuse regulations and enforcement by federal, state, and foreign governments. These laws may constrain the business or financial arrangements and relationships through which we and our affiliated professional entities conduct our operations. In the United States, the laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item, or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•
the federal physician self-referral law (“Stark Law”), which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services (“DHS”) if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;
•
federal civil and criminal false claims laws, including the False Claims Act, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•
the Civil Monetary Penalties Law, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•
HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters submitted for payment. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
•
Section 1128J(d) of the Social Security Act (commonly known as the 60-Day Overpayment Rule) that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•
the Federal Trade Commission Act and federal and state consumer protection, advertisement, and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the Foreign Corrupt Practices Act, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
•
state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; and
•
federal and state laws and regulations that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in areas where there is a lack of applicable precedent and regulation. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Responding to investigations can be time and resource-consuming and could divert management’s attention from our business. Additionally, as a result of these investigations, we may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, results of operations, and financial condition.

It is possible that governmental authorities will conclude that our business practices, including certain revenue-sharing and lead generation agreements with our partners or equity arrangements with our physicians, physical therapists, health coaches, and other licensed healthcare professionals, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our affiliated professional entities’ operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us or our affiliated professional entities now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, results of operations, and financial condition.

Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.

Federal and state governments in the U.S. and foreign governments have and continue to propose and pass a number of legislative and regulatory initiatives to contain or reduce healthcare costs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), made major changes in how healthcare is delivered and reimbursed, including comparative effectiveness research initiatives and payment system reforms such shared savings pilots and other provisions.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2032, unless additional congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law and, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Certain of these provisions are still being implemented, and the full impact of these changes on us cannot be determined at this time.

An individual covered by a HDHP is generally ineligible to make HSA contributions if they receive coverage from a plan before the deductible requirement is satisfied in a given year. However, between 2020 and 2024, Section 3701 of the CARES Act, enacted in response to the COVID-19 pandemic on March 27, 2020, and its subsequent extensions, permitted plan sponsors to provide telehealth services to HDHP participants before the participant satisfied the deductible. This provision was made permanent, effective January 1, 2025, by Section 71306 of the One Big Beautiful Bill Act, although it is possible that the IRS may issue guidance limiting the scope of this exemption. Nonetheless, Section 223(c)(2)(A) of the Code provides a different safe harbor that allows HDHP participants to use certain employee assistance programs, disease management, and wellness programs before they meet their HDHP deductible so long as these services do not offer significant benefits in the nature of medical care or treatment. Without an applicable exemption or safe harbor for first-dollar coverage for telehealth services, patients with high deductible health plans would not be able to make HSA contributions, meaning they may have higher out-of-pocket costs for using our platform. As a result, certain health plans may elect to cease being clients rather than relying on telehealth safe harbor or the safe harbor in Section 223(c)(2)(A) of the Code.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services and could limit or make it more difficult to operate our business or expand into government agencies and government healthcare programs, such as Medicare and Medicaid, which could materially adversely affect our business, results of operations, and financial condition.

We are dependent on our relationships with our affiliated professional entities, which we do not own, to provide some of the healthcare services we offer to our members, and our business would be harmed if those relationships were disrupted or if our arrangements with our affiliated professional entities become subject to legal challenges.

Our contractual relationships with our affiliated professional entities may implicate certain state laws that generally prohibit the practice of medicine or other licensed professions, including physical therapy, by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment (such activities generally referred to as the corporate practice of medicine) or engaging in certain practices such as fee splitting with such licensed professionals. These prohibitions exist in some form, by statute, regulation, board of medicine or physical therapy, or attorney general guidance, or case law, in certain of the states in which we operate. The interpretation and enforcement of these laws vary significantly from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, results of operations, and financial condition. Regulatory authorities, state boards of medicine, state attorneys general, and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services or that our arrangements with our affiliated professional entities constitute unlawful fee splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our affiliated professional entities to bring our activities into compliance with such laws. A determination of noncompliance, or the termination of or failure to successfully restructure these relationships, could result in disciplinary action, penalties, damages, fines, or a loss of revenue, any of which could have a material and adverse effect on our business, results of operations, and financial condition. State corporate practice and fee splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals from providing clinical services to members of the health plans with whom we contract.

In order to comply with the corporate practice of medicine doctrine in states in which we operate, we have entered into a management or administrative services agreement (an “MSA”) with each of our affiliated professional entities. Under the MSAs, we provide various administrative and operations support services in exchange for scheduled fees for our services. As a result, our ability to receive cash fees from our affiliated professional entities generally may be limited to the fair market value of the services provided under the MSAs. To the extent our ability to receive cash fees from our affiliated professional entities may be limited in certain states in which we operate, our ability to use that cash for growth, debt service, or other uses may be impaired and, as a result, our results of operations and financial condition may be adversely affected. In addition, while the MSAs prohibit us from controlling, influencing, or otherwise interfering with the professional practice of any affiliated professional entity and provide that the licensed professionals retain exclusive control and responsibility for all aspects of the professional practice and the delivery of medical services, there can be no assurance that our contractual arrangements and activities with our affiliated professional entities will be free from scrutiny from regulatory authorities, and we cannot guarantee that subsequent interpretation of the corporate practice of medicine and fee splitting laws will not circumscribe our business operations. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business, results of operations, and financial condition.

While we expect that our relationships with our affiliated professional entities will continue, a material change in our relationship with these entities, whether resulting from a dispute among the entities, a challenge from a governmental regulator, a change in government regulation, or the loss of these relationships or contracts, could impair our ability to provide certain services to our members and could harm our business. For example, the succession arrangements in place with the owners of the professional entities include provisions to help ensure an orderly succession of the owner or owners of such professional entities upon the occurrence of certain events. Such succession arrangements may be challenged, which may impact our relationship with the affiliated professional entities and harm our business, results of operations and financial condition. The MSAs and succession arrangements, including any stock transfer restriction agreements, could also subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to these agreements or arrangements, and any resulting penalties, including monetary fines and restrictions on or agreements or arrangements, and any resulting penalties, including monetary fines and restrictions on or mandated changes to our current business and operating arrangements, could materially adversely affect our business, results of operations, and financial condition.

Our business could be adversely affected by legal challenges to our ability to offer our platform and full range of programs in certain jurisdictions.

The ability to offer our platform and full range of programs in a particular state is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine or other licensed professions, including physical therapy, and healthcare delivery in general in such location, which are subject to changing political, regulatory, and other influences. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and physical therapy and state attorneys general, among others. With respect to remote healthcare services, in the past, state medical and physical therapy boards implemented new rules or interpreted existing rules in a manner that has limited or restricted our affiliated professional entities’ ability to conduct their business as it has been conducted in the past, such as laws that require a provider to be licensed or physically located in the same state where the patient is located. For example, certain of the jurisdictions in which we operate, including Oregon, California, New York, Virginia, New Jersey, and Massachusetts, among others, are not members of the Interstate Medical Licensure Compact, which streamlines the process by which physicians licensed in one state are able to practice in other participating states. However, during the COVID-19 pandemic, many states enacted waivers and adopted other temporary measures that lifted certain restrictions on out-of-state providers and waived certain license requirements to allow greater access to telehealth services during the public health emergency period. Many of these waivers and temporary measures with respect to licensure have expired since the end of the public health emergency and those that have not yet expired may not be reapproved. Accordingly, we must continuously monitor our compliance with laws in every jurisdiction in which we operate and a failure to monitor compliance may have a negative impact on our business. We cannot provide any assurance that our platform and programs, if challenged, will be found to be in compliance with applicable law.

Additionally, it is possible that the laws and rules governing the practice of medicine and the practice of physical therapy, including telehealth, in one or more jurisdictions in which we operate may change in a manner deleterious to us and our business. For example, in April 2021, West Virginia adopted an amendment to the West Virginia Administrative Code that, among other things, provided that physical therapy via telehealth may be used to establish a new patient relationship only if the physical therapist is physically available to perform an in-person hands-on examination or re-examination throughout the course of the patient’s care. We continue to assess and address the impact of this amendment on our business in order to continue to be able to offer our platform and programs in West Virginia.

Furthermore, in August 2024, Illinois passed an amendment to the Illinois Physical Therapy Act, that limits physical therapists’ ability to provide physical therapy via telehealth to patients in Illinois, which amendment became effective in January 2025. The amendment requires, among other things, that initial physical therapy evaluations without a referral or established diagnosis be performed in person and cannot be performed via telehealth unless necessary to address a documented hardship, including geographical, physical, or weather-related conditions. Further, the amendment states that the use of telehealth as a primary means of delivering physical therapy must be an exception and documentation must support the clinical justification. The amendment also requires that a physical therapist providing remote care must have the capacity to provide in-person care within Illinois. We have modified the manner in which we offer our platform and programs to members in Illinois in response to the amendment, and we continue to assess its potential impact on our revenue.

Increased regulation and legislative review of remote health care practices could further increase our costs of doing business. Authorities may not agree with our interpretation of existing or future legislation and regulation, which may require us to incur additional costs. Further states may require that members receiving physical therapy have the right to request and receive in-person care, as is the case in West Virginia and Illinois, and, if so, we will need to offer in-person care options to members in those states, which could increase the cost of offering our platform and programs. If other states were to pass similar measures, it could make it difficult and more expensive to operate our business in general or to operate our business in those states, which could materially adversely affect our business, results of operations and financial condition.

If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations as well as the operations of our affiliated professional entities in the affected jurisdictions could be disrupted, which could have a material adverse effect on our business, results of operations, and financial condition. Failure to comply with these laws could also result in professional discipline for the affiliated professional entities’ providers or civil or criminal penalties.

Government laws and regulation of the internet is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business, results of operations, and financial condition.

We are subject to general business regulations and laws specifically governing the internet. Furthermore, the regulatory landscape impacting this area is constantly evolving. Existing and future regulations and laws could impede the growth of the internet or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications, money laundering, electronic payments, and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales, and other taxes, libel, and personal privacy apply to the internet as the vast majority of these laws and regulations were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We cannot assure you that our practices have complied, comply, or will in the future comply with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. For example, recent automatic renewal laws, which require companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers, resulted in class action lawsuits against companies that offer online products and services on a subscription or recurring basis. These and similar proceedings or actions could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, cause members to decrease their use of our platform and programs, and may result in the imposition of monetary liability. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Adverse legal or regulatory developments could substantially harm our business, results of operations, and financial condition.

Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could adversely harm our business, results of operations, and financial condition.

In the United States, our business operates within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend, in part, on growth in the market for private health insurance, as our platform and programs are integrated with health insurance plans offered by our clients, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system in the United States could reduce demand for our platform and programs and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run healthcare system at the state level are regularly introduced, such as in New York and California. At the federal level, the president and Congress may consider other legislation or executive orders, including changes to the elements of the ACA. Areas of focus include policies or practices that may reduce affordability of coverage, present unnecessary barriers to coverage, or undermine protections for people with preexisting conditions. We continue to evaluate the effect that the ACA and its possible modification, repeal, and replacement has on our business. We cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law.

In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or require such benefits to be taxable are adopted, the subsequent impact on the insurance carriers or self-insured plans may in turn adversely impact our ability to accurately forecast future results and harm our business, results of operations, and financial condition.

We and our affiliated professional entities may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against both us and our affiliated professional entities. Although we carry insurance covering medical malpractice claims, successful medical liability claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our platform and programs. As a result, adequate professional liability insurance may not be available in the future at acceptable costs or at all.

Any claims made against us or our affiliated professional entities may adversely affect our business or reputation, and any claims that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our partners from our operations, which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to regular and special audit requirements, as well as inquiries or investigations by governmental agencies or regulators from time to time that could have a material adverse effect on our business, results of operations, and financial condition.

Our platform and programs may be subject to regular or special audit requirements and inquiries and investigations by governmental agencies or regulators. In particular, HingeSelect may be subject to inquiries and investigations by state insurance regulators regarding aspects of our business and/or the business of our insurance company partners. Such inquiries or investigations could consume significant management time and result in regulatory sanctions, fines or other actions as well as significant legal fees, which could have a material adverse impact on our business, results of operations and liquidity. Also, we face additional regulatory scrutiny as we expand our businesses geographically and as we increase the scope of new products and services that we offer.

Additionally, HingeSelect is subject to regular and special governmental audits, that could result in changes to our business practices, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities or other sanctions, including suspension or exclusion from participation in government programs and suspension or loss of licensure.

We are unable to predict the outcome of such inquiries, investigations or audits. Any proposed changes that result from these investigations, inquiries and audits, or any other investigations, inquiries or regulatory developments, or any potential fines or enforcement action, could materially adversely affect our business, results of operations, and financial condition.

Our compliance systems and controls cannot guarantee that we comply fully with all applicable laws and regulations related to HingeSelect, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate could have a material adverse effect on our business, results of operations, and financial condition.

HingeSelect’s activities are subject to extensive regulation under the laws of those states in which it is duly licensed and those states in which it is not presently licensed. In addition, HingeSelect does not exercise management control over its counterparties, some of which are highly regulated themselves. The laws and regulations applicable to HingeSelect’s business are complex, continually evolving, can be inconsistent or conflict with one another, and may increase the costs of regulatory compliance, limit or restrict the programs or services we provide, or subject our business to the possibility of regulatory actions or proceedings. In general, these laws and regulations are designed to benefit and protect customers, members, and providers rather than us or our investors. In addition, the governmental authorities that regulate our businesses have broad latitude to make, interpret, and enforce the laws and regulations that govern HingeSelect. We also must follow various restrictions on certain of our business put in place by certain state regulators. Insurance regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, monetary fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities, or redress to clients. Any failure of compliance with these laws and regulations, as well as any changes to such laws and regulations or actions by regulatory authorities, could have a material adverse effect on our business, results of operations, and financial condition.

We cannot assure that the compliance program, systems and controls in place for HingeSelect will prevent any violations of any applicable laws and regulations. While we strive to remain fully compliant with applicable laws and regulations, we cannot guarantee that we will fully comply at all times with all laws and regulations.

As is typical for third-party administrators, we maintain insurance to cover compliance failures and/or failures to properly execute HingeSelect’s obligations. However, not all potential liabilities may not be covered by insurance, insurers may dispute coverage, and the amount of our insurance may not be enough to cover the damages awarded or costs incurred in litigation. In addition, some types of damages, like punitive damages, may not be covered by insurance, and in some jurisdictions the coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability also may become unavailable or prohibitively expensive in the future.

We have been, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, results of operations, and financial condition.

We have been, and may in the future be, subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, results of operations, and financial condition. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, healthcare privacy laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, and employee benefit laws. We may also become subject to allegations of discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our brand, reputation, and operations. Claims may also arise out of actual or alleged breaches of contract or other actual or alleged acts or omissions by or on behalf of us. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

•
substantial payments to satisfy judgments, fines, or penalties;
•
substantial outside counsel legal fees and costs;
•
additional compliance and licensure requirements;
•
loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;
•
loss of productivity and high demands on employee time;
•
criminal sanctions or consent decrees;
•
termination of certain employees, including members of our executive management team;
•
barring of certain employees from participating in our business in whole or in part;
•
orders that restrict our business or prevent us from offering our platform or certain programs;
•
changes to our business model and practices; and
•
damage to our reputation and brand.

The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation and brand. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against legal claims, litigation could result in substantial costs and demands on management’s attention and operational resources. “Legal Proceedings” in Part II, Item I in this Quarterly Report.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws and regulations, and non-compliance with such laws and regulations can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures, and legal expenses, all of which could materially adversely affect our business, results of operations, and financial condition.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws and regulations in various jurisdictions in which we currently or may in the future conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act prohibit us and our officers, directors, employees, and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing, or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records, and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition, and reputation. Our policies and procedures may not be sufficient to ensure compliance with these regulations and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible, even if we do not explicitly authorize or have actual knowledge of such activities.

We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and which prohibit or restrict transactions to or from or dealings with certain countries that are subject to comprehensive sanctions, their governments, and in certain circumstances, their nationals, and with individuals and entities that are named on OFAC’s list of specially designated nationals.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering, or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures, and legal expenses, all of which could materially adversely affect our business, results of operations, and financial condition. In addition, changes in economic sanctions laws in the future could materially adversely impact our business and the trading price of our Class A common stock.

Risks Related to Medical Device Compliance and Regulations

Our Enso device is subject to extensive government regulation. We may not receive, or may be delayed in receiving, the necessary marketing authorizations or certifications for modifications to our Enso device or any device products (including new device products) we may offer, and failure to timely obtain necessary marketing authorizations or certifications for any medical devices we may offer could have a material adverse effect on our business, results of operations, and financial condition.

In the United States, before we can market a new medical device, or a new use of, or other significant modification to an existing, marketed medical device, such as our Enso device, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), approval of a premarket approval application (“PMA”), or grant of a de novo classification request from the U.S. Food and Drug Administration (“FDA”), unless an exemption applies. For example, we have obtained 510(k) clearance of our Enso device for the symptomatic relief and management of chronic intractable pain, and for temporary relief of pain associated with sore and aching muscles in the shoulder, waist, back, neck, upper extremities (arm) and lower extremities (leg) due to strain from exercise or normal household work activities.

In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. In the de novo classification process, a manufacturer whose novel device under the FDCA would otherwise be automatically classified as Class III and require the submission and approval of a PMA prior to marketing is able to request down-classification of the device to Class I or Class II on the basis that the device presents a low or moderate risk. If the FDA grants the de novo classification request, the applicant will receive authorization to market the device. This device type may be used subsequently as a predicate device for future 510(k) submissions. We have not sought or obtained PMA approval or de novo classification for any products to date.

The PMA approval, 510(k) clearance, and de novo classification processes can be expensive, lengthy, and uncertain. In addition, a PMA generally requires the performance of one or more clinical trials. Clinical data may also be required in connection with an application for 510(k) clearance or a de novo request. Despite the time, effort, and cost, a device may not obtain marketing authorization by the FDA. Any delay or failure to obtain necessary regulatory marketing authorizations could harm our business. Furthermore, even if we are granted such marketing authorizations, they may include significant limitations on the indicated uses for the device, which may limit the potential commercial market for the device.

We have obtained 510(k) clearance for our Enso device, and we expect we will pursue similar regulatory pathways in the United States with respect to potential modifications of our Enso device, where required, as well any future device products, including any applications we may develop that otherwise meet the FDA’s definition of a medical device. However, if the FDA requires us to pursue alternate pathways, or otherwise go through a lengthier, more rigorous premarket review for our products than we had expected, our product introductions or modifications could be delayed or prevented, which would have a material impact on our business, results of operations and financial condition.

In the United States, any modification to a product candidate for which we receive marketing authorization may require us to submit a new 510(k) premarket notification and obtain clearance, to submit a PMA and obtain FDA approval, or to submit a de novo request prior to implementing the change. For example, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, generally requires a new 510(k) clearance or other marketing authorization. The FDA requires every manufacturer to make such determinations in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with a manufacturer’s decisions regarding whether new clearances or approvals are necessary. We have in the past made modifications to our 510(k)-cleared product that we believe did not require a new 510(k) clearance, and we may do so in the future. If the FDA disagrees with our determinations and requires us to seek new marketing authorizations for any implemented product modifications, we may be required to cease marketing or to recall the modified product until we obtain such marketing authorization, and we may be subject to significant regulatory fines or penalties.

The FDA, and if we decide to offer our Enso device or any future device products internationally, applicable foreign regulatory authorities or notified bodies, can delay, limit, or deny marketing authorization or certification of a device for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA, or applicable foreign regulatory authorities or notified bodies that our device products are substantially equivalent to a predicate device or are safe and effective for their intended uses;
•
the disagreement of the FDA, or applicable foreign regulatory authorities or notified bodies that our available data support the intended uses of our device products;
•
serious and unexpected adverse device effects experienced by clinical study participants or device users;
•
the data from preclinical studies and clinical studies may be insufficient to support clearance, de novo classification, approval, or certification, where required;
•
our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•
the manufacturing process or facilities we use may not meet applicable requirements; and
•
the potential for marketing authorization or certification policies or regulations of the FDA or applicable foreign regulatory authorities to change significantly in a manner rendering our data or regulatory filings insufficient for continued marketing authorization or certification.

The FDA may modify its enforcement policies with respect to medical software products, and our programs may become subject to extensive regulatory requirements, which may increase the cost of conducting, or otherwise harm, our business.

We develop and offer certain digital applications to our members. The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the FDCA. However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, the 21st Century Cures Act amended the FDCA to exclude from the definition of “medical device” certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store EHRs, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. Accordingly, we believe some of our currently marketed software, including our Hinge Health application, AI-powered motion tracking technology, and related algorithms are not currently regulated by the FDA as medical devices, or that such products are otherwise subject to FDA’s current enforcement discretion policies applicable to software products. However, there is a risk that the FDA could disagree with our determinations, or that the FDA could alter its enforcement discretion policies, and in each case, subject our digital applications to more stringent medical device regulations. Similar risks may exist in foreign jurisdictions.

In certain international jurisdictions where we offer our global program, our global program is considered a medical device and is therefore subject to various requirements enforced by foreign regulatory authorities or notified bodies. Similar classifications and requirements may apply in additional international jurisdictions where we may offer our global program in the future. In addition, if the FDA determines that any of our current or future platform and programs, including the functions available within our Hinge Health application, constitute medical devices and are not otherwise subject to enforcement discretion, such platform and programs would become subject to various requirements under the FDCA and the FDA’s implementing regulations. As such, we may be required to cease marketing or to recall the affected platform and programs until we obtain the requisite clearances, approvals or certifications and may otherwise be subject to enforcement action, which would entail significant cost and could harm our reputation, business, results of operations, and financial condition. The process of seeking clearance, approval or certification can be expensive and time-consuming, and there is no guarantee that we would be successful in obtaining any necessary clearance, approval or certification. On April 22, 2025, we received a letter from the FDA requesting information from us regarding the marketing of our AI-powered motion tracking technology, TrueMotion, and the basis for our determination that we are not required to obtain FDA clearance or approval for it and that no prescription is required for its use. We have responded to these questions in a manner we believe will be acceptable to the FDA, although there can be no assurance the FDA will agree with our analysis.

Failure to comply with regulatory requirements for medical devices could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

Because we have obtained 510(k) clearance for our Enso device in the United States, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance for our Enso device. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, any marketing authorizations we are granted are limited to the cleared or approved indications for use. Further, the manufacturing facilities for a product are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer, or manufacturing facility may result in restrictions on the product, manufacturer, or manufacturing facility, including withdrawal of the product from the market or other enforcement actions.

Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations with respect to our medical device products. References to “our medical device products” include, in the United States, our Enso device and any additional medical devices we may develop, and internationally, our global program and any new or newly offered medical device. The FDA, state, and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state, or foreign regulatory authorities, which may include any of the following sanctions:

•
untitled letters or warning letters;
•
fines, injunctions, consent decrees, and civil penalties;
•
recalls, termination of distribution, administrative detention, or seizure of our device products;
•
customer notifications or repair, replacement, or refunds;
•
operating restrictions or partial suspension or total shutdown of production;
•
delays in or refusal to grant our requests for future clearances or approvals or foreign marketing authorizations or certifications of new products, new intended uses, or modifications to existing products;
•
withdrawals or suspensions of our current 510(k) clearances, resulting in prohibitions on sales of our device products;
•
FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•
criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations, and financial condition. In addition, the FDA, foreign regulatory authorities or notified bodies may change their marketing authorization or certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization or certification of any product candidate under development or impact our ability to modify any device products authorized or certified for market on a timely basis. Such changes may also occur in foreign jurisdictions where we may market device products in the future. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain marketing authorizations or certifications, increase the costs of compliance, or restrict our ability to maintain any marketing authorizations we have obtained. See the risk factor titled “—Legislative or regulatory reforms in the United States and in foreign countries may make it more difficult and costly for us to obtain marketing authorizations for any medical devices or to manufacture, market or distribute any medical devices after such authorizations have been obtained.”

Our medical device products must be manufactured in accordance with applicable laws and regulations. We could be forced to recall our device or terminate production if we fail to comply with these regulations, and such recall or termination or other factors could affect our ability to provide our Enso device to members.

We and our third-party suppliers and manufacturers are required to comply with the FDA’s current Good Manufacturing Practice requirements for medical devices, known as the Quality System Regulation (“QSR”), which covers among other things, the procedures, methods and documentation for the design, testing, production, controls, quality assurance, handling labeling, packaging, sterilization, storage, and shipping of medical devices, such as the Enso device that we provide to certain members in connection with our platform and programs. We are required to verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of third-party suppliers and subcontractors. Our device products remain subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

We or any third-party manufacturers or suppliers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our device products. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our device products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our device products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for our device products; clinical holds; refusal to permit the import or export of our device products; and criminal prosecution of us, our suppliers, or our employees. We rely on and expect to continue to rely on a small number of third-party suppliers and manufacturers to supply our inventory, and any disruption to their services could disrupt our ability to supply quality Enso devices and other peripheral products to our members, which could adversely affect our business, results of operations, and financial condition. Increases in demand could strain our suppliers’ and manufacturers’ capacity, impacting timely delivery and compliance with quality standards.

Any of these actions could significantly and negatively affect supply of our products and platform. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose clients, members, and contracted lives and experience reduced sales and increased costs.

Our medical device products may cause or contribute to adverse events or be subject to failures or malfunctions that we may be required to report to the FDA, and if we fail to do so, we may be subject to sanctions that could harm our reputation, business, results of operations, and financial condition. The discovery of serious safety issues with our medical device products, or a recall of our medical device products, either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

As a manufacturer of a 510(k) cleared medical device, we are subject to the FDA’s medical device reporting regulations and, to the extent applicable to our global program, similar foreign regulations, which require us to report to the FDA or foreign regulatory authorities when we receive or become aware of information that reasonably suggests that one or more of our device products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed time frame. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or foreign regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, approval or certification, seizure of our device products, or delay in clearance, approval or certification of future products.

In addition, the FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. For example, the FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a device if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects, or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new clearances, approvals or certifications for the device before we may market or distribute the corrected device. Seeking such clearances, approvals or certifications may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action.

Medical device manufacturers are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA or foreign regulatory authorities. We may initiate voluntary withdrawals or corrections for our devices in the future that we determine do not require notification of the FDA or foreign regulatory authorities. If the FDA or foreign regulatory authorities disagree with our determinations, they could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with clients and members, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation, business, results of operations, and financial condition.

Our platform and programs, including our current and any future medical devices, may result in direct or indirect harm or injury to members, and as a result we could be subject to claims, liabilities, and reputational harm, which may materially adversely affect our business, results of operations, and financial condition.

Our platform and programs are designed under the oversight of qualified healthcare professionals, and we train our care team to comply with appropriate standards and protocol for delivery of care and the recognition and management of escalation events. Our success depends in part on the ability of our healthcare professionals to obtain and maintain all necessary licenses, certifications, permits, and other approvals, and to provide services to members in compliance with applicable laws, including scope of practice laws, as well as our policies. Nevertheless, if future results or experience indicate that our programs cause unexpected or serious complications or other unforeseen negative effects, we could face significant legal liability or harm to our reputation, business, results of operations, and financial condition.

Our success will also depend in part on the success of our current and any future medical devices we develop and provide to members. We believe that members are and will continue to be sensitive to errors or issues resulting from the use of our medical device products. Any failure of our Enso device, or for any other medical device products we currently offer or may offer in the future, to perform as intended or advertised, or any harm or injury resulting from the use of such products, may result in claims, liabilities, and reputational harm. For example, we have in the past received and may in the future receive complaints from members regarding injury or potential injury related to the use of the Enso device. Any such complaints may result in legal claims against us, which would harm our reputation, business, results of operations, and financial condition.

The misuse or off-label use of our medical device products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines, or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Any marketing authorization we may receive for our device products will be limited to specified indications for use. We train our marketing personnel and direct sales force to not promote our authorized medical device for uses outside of the FDA-authorized indications for use, known as “off-label uses.” Similar rules may apply in foreign jurisdictions for our global program and any future medical device products we may offer internationally. We cannot, however, prevent a physician from recommending our medical device for off-label uses, when, in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if members or physicians attempt to use our medical device off-label, which could harm our reputation in the marketplace among current or potential clients, members, and physicians.

If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use of our device products, the FDA or such regulatory body could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations.

In addition, members or physicians may misuse medical device products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our medical device products are misused or used with improper technique, we may become subject to costly litigation by our clients or members. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Legislative or regulatory reforms in the United States and in foreign countries may make it more difficult and costly for us to obtain marketing authorizations for any medical devices or to manufacture, market or distribute any medical devices after such authorizations have been obtained.

Federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our future products under development or impact our ability to modify any products for which we have already obtained marketing authorizations on a timely basis. For example, in February 2024, the FDA issued a final rule to amend and replace the QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, establishes the Quality Management System Regulation (“QMSR”), which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR, once effective, or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, results of operations, and financial condition.

In addition, one of the most significant moving targets related to the regulatory landscape is in the European Union; more specifically, the regulation of medical devices has recently evolved and continues to undergo legislative changes. Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”), which repeals and replaces the Council Directive 93/42/EEC (the “EU Medical Devices Directive”), became applicable on May 26, 2021. Unlike directives, which must be implemented into the national laws of the European Union member states, regulations are directly applicable, without the need for adoption of European Union member state laws implementing them, in all European Union member states and are intended to eliminate current differences in the regulation of medical devices among European Union member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the European Union for medical devices and ensure a high level of safety and health while supporting innovation.

The modifications brought by the EU Medical Devices Regulation and additional recent changes may have an effect on the way we intend to develop our business in the European Union and EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed, which could adversely affect our ability to grow our business in a timely manner.

If we do not obtain and maintain any required international regulatory registrations, marketing authorizations or certifications for our medical device products, we will be unable to market and sell such products outside of the United States.

As we look towards increased international expansion, including with respect to our global program, which is considered a medical device by certain foreign regulatory authorities, sales of our medical device products outside of the United States will be subject to foreign regulatory requirements that vary widely from country to country and we may be required to obtain and maintain regulatory authorizations, including clearances or approvals, or other certifications in order to commercialize certain of our products in certain international markets.

For instance, by marketing our global program or any products qualifying as a medical device in the European Union, they must comply with the general safety and performance requirements of EU Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to medical devices, without which they cannot be sold or marketed in the European Union. All medical devices placed on the market in the European Union must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology, or reuse aspects), a conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design, and final inspection of medical devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the European Union. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the European Union and in the EEA, which consists of the 27 European Union member states plus Norway, Liechtenstein and Iceland. Similarly, if national competent authorities do not agree with the classification of the medical device product(s) we place on the European Union market, we may be subject to enforcement actions by European Union regulatory authorities, including fines, product recalls, or the suspension of our ability to market and sell our products within the European Union. Such enforcement actions could adversely affect our business operations, financial condition, and reputation. Additionally, the process of reclassifying medical devices and aligning with the correct regulatory pathway could be time-consuming and costly, potentially delaying product launches and impacting our competitive position in the market.

In the UK, on June 26, 2022, the Medicines and Healthcare products Regulatory Agency (“MHRA”), published its response to a 10-week consultation on the future regulation of medical devices in the UK. The MHRA proposes amendments to the UK Medical Devices Regulations 2002 (which are based on European Union legislation, primarily the EU Medical Devices Directive), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic regulation, and foster sustainability through the reuse and remanufacture of medical devices. The MHRA has stated that it remains its intention to implement the proposals from such consultation through secondary legislation. In addition, on November 14, 2024, the MHRA launched a new consultation on proposals to update the regulatory framework for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed (“UKCA”) mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” European Union law which are due to sunset in 2025. The MHRA consultation was opened until January 5, 2025 and it is expected that secondary legislation implementing the proposals would be introduced in 2025.

The divergence of the new UK rules from European Union law could adversely affect or delay our ability to obtain approval for our medical device products in the UK, which could adversely affect our ability to grow our business.

In addition, the FDA regulates export of medical devices from the United States. While the regulations of some countries may not impose significant barriers to marketing and selling our medical device or only require notification to regulators or third parties, others require that we obtain affirmative marketing authorization or certification from a notified body. Complying with foreign regulatory requirements, including obtaining registrations, certifications, clearances, or approvals, can be expensive and time-consuming, and we may not receive necessary marketing authorizations or certifications in each country in which we plan to market our device products, or we may be unable to do so on a timely basis. The time required to obtain marketing authorizations and certifications, if required by other countries, may be longer than that required for FDA marketing authorizations, and requirements for such authorizations or certifications may significantly differ from FDA requirements.

If we modify our medical device products, we may need to apply for additional marketing authorizations or certifications before we are permitted to sell the modified device or may be required to recall products we have previously modified. In addition, we may not continue to meet the quality, safety and compliance standards required to maintain the authorizations that we have received. If we are unable to maintain our marketing authorizations in a particular country, we will no longer be able to sell the applicable device in that country. In the European Union, once medical devices are certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the European Union and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business in these countries.

Obtaining marketing authorization from the FDA does not ensure similar marketing authorization or certification by regulatory authorities or notified bodies in other countries, and registration, marketing authorization, or certification by one or more foreign regulatory authorities or notified bodies does not ensure registration, marketing authorization, or certification by regulatory authorities or notified bodies in other foreign countries or by the FDA. However, a failure or delay in obtaining registration, marketing authorization, or certification in one country may have a negative effect on the regulatory process in others.

Risks Related to Financial, Tax, and Accounting Matters

We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.

We are subject to income taxes in both the United States and foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our effective tax rates could be affected, potentially materially, by numerous factors, such as changes in tax, accounting, and other laws (including increases in tax rates), regulations, administrative practices, principles, and interpretations, the mix and level of earnings in a given taxing jurisdiction, or our ownership or capital structures.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and Section 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other tax attributes, including research and development tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

If we have undergone previous ownership changes, or if we undergo an ownership change in the future, our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be limited by Section 382 of the Code and/or analogous provisions of applicable state tax law in states where we have incurred NOLs for state income tax purposes. Future changes in our stock ownership, some of which may be outside of our control, may result in an ownership change under these rules.

Changes in accounting principles and standards related to accounting for variable interest entities could have an adverse effect on our business, results of operations, and financial condition.

Our financial statements are consolidated in accordance with applicable accounting standards and include the accounts of our wholly-owned subsidiaries and affiliated professional medical corporations (such affiliated professional medical corporations are collectively referred to as “Hinge Health Digital P.C.”), which are classified as variable interest entities. Applicable accounting standards require that, under some circumstances, the variable interest entity (“VIE”) consolidation model be applied when a reporting enterprise holds a variable interest, such as equity interests, debt obligations, certain management, and service contracts, in a legal entity. Under this model, an enterprise must assess the entity in which it holds a variable interest to determine whether it meets the criteria to be consolidated as a VIE. If the entity is a VIE, the consolidation framework next identifies the party, if one exists, that possesses a controlling financial interest in the VIE, and then requires that party to consolidate the VIE as it is the primary beneficiary. An enterprise’s determination of whether it has a controlling financial interest in a VIE requires that a qualitative determination be made, and is not solely based on voting rights.

The VIE consolidation model applies to our controlled, but not owned, affiliated professional medical corporations. Such consolidation for accounting or tax purposes does not, is not intended to, and should not be deemed to, imply or provide us any control over the medical or clinical affairs of Hinge Health Digital P.C. Our determination regarding the consolidation of Hinge Health Digital P.C. could be challenged, which could have an adverse effect on our business, results of operations, and financial condition. Further, in the event of a change in accounting standards promulgated by the Financial Accounting Standards Board or in interpretation of its standards, or if there is an adverse determination by a regulatory agency or a court or a change in state or federal law relating to the ability to maintain our agreements or arrangements with Hinge Health Digital P.C., we may not be permitted to continue to consolidate the revenues, expenses, assets, and liabilities of Hinge Health Digital P.C., which could have an adverse effect on our business, results of operations and financial condition.

The applicability of sales, use, and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted, or existing laws could be applied to us or our clients, which could subject us to additional tax liability and related interest and penalties, increase the costs of our platform and programs, and adversely impact our business, results of operations, and financial condition.

The application of federal, state, local, and international tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to services provided over the internet or could otherwise materially affect our business, results of operations, and financial condition.

In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect).

One or more states may seek to impose incremental or new sales, use, value added, or other tax collection obligations that may apply to us, including to any past sales by us or our resellers and other partners. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, value added, or other taxes on our platform and programs could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage clients, members and contracted lives from utilizing our platform and programs, or otherwise harm our business, results of operations, and financial condition.

Our international operations may subject us to exchange rate fluctuations and other currency risks.

Assets, liabilities, revenues, and related expenses associated with our international operations are denominated in foreign currencies. Exchange rate fluctuations between a local currency and the U.S. dollar may negatively impact the financial conditions and operating results of our international operations when converted into U.S. dollars. The reduction of our revenue as a result of exchange rate fluctuations could negatively impact our future growth prospects, business, results of operations, and financial condition.

Risks Related to Our Class A Common Stock

The price of our Class A common stock may be volatile or may decline regardless of our operating performance, resulting in substantial losses for our investors.

The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
actual or anticipated fluctuations in our results of operations, and financial condition;
•
the projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•
announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•
price and volume fluctuations in the overall stock market, including as a result of trends in the global economy as a whole;
•
changes in our board of directors or management;
•
sales of large blocks of our Class A common stock, including sales by our co-founders or our executive officers and directors;
•
lawsuits threatened or filed against us;

•
anticipated or actual changes in laws, regulations, insurance reimbursement, or government policies applicable to our business;
•
changes in our capital structure, such as future issuances of debt or equity securities;
•
short sales, hedging, and other derivative transactions involving our capital stock;
•
the expiration of lock-up or market standoff agreements, including the early release of certain securities held by our current employees and service providers (excluding our directors and officers) on August 19, 2025;
•
general economic conditions in the United States, including macroeconomic factors such as interest rate increases, inflation, and recession concerns;
•
other events or factors, including those resulting from war, pandemics, incidents of terrorism, or responses to these events; and
•
the other factors described in this Quarterly Report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

The stock market has experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and materially adversely affect our business, results of operations, and financial condition. In addition, there was no public market for our Class A common stock prior to our IPO, and an active trading market for our Class A common stock may not develop or be sustained.

We do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our Class A common stock will depend on whether the price of our Class A common stock increases.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. Even if our board of directors declares a dividend in the future, our amended and restated certificate of incorporation provides that no dividend may be paid on our common stock unless any Series E preferred stock then outstanding first receives, or simultaneously receives, a dividend on each such outstanding share in an amount at least equal to the dividend payable on each share of Series E preferred stock determined as if all shares of such Series E preferred stock had been converted into the applicable series of common stock. Moreover, the terms of instruments relating to debt we may incur in the future may restrict our ability to pay dividends. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Class A common stock. As a result, appreciation, if any, in the market price of our Class A common stock will be your sole source of gain for the foreseeable future.

If securities or industry analysts publish inaccurate or unfavorable research about our business or cease to publish research, or if our financial results differ from the guidance we provide to the public, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If we fail to meet the expectations of these analysts, our stock price could be adversely affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which may cause our Class A common stock price and trading volume to decline.

In addition, the stock prices of many companies in the digital health industry have declined significantly after those companies failed to meet the financial guidance publicly announced by the companies or the expectations of analysts, and stock prices have even declined significantly after such companies exceeded, or even significantly exceeded, such guidance or expectations. If our financial results fail to meet our announced guidance or the expectations of analysts or public investors, or even if our financial results exceed, or even significantly exceed, such guidance or expectations, or if we reduce our guidance for future periods, our stock price may decline.

The dual class structure of our common stock concentrates voting control with the holders of our Class B common stock, including our Founders and their affiliates, and the holders of our Series E preferred stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to 15 votes, and each share of our Series E preferred stock is entitled to 15 votes (the number of votes based on the number of shares of our Class B common stock into which such shares of our Series E preferred stock could initially be converted), except the shares of Series E preferred stock are not entitled to vote in connection with the election of directors. As of June 30, 2025, our Founders, their affiliates and stockholders who owned more than 5% of our outstanding capital stock and their respective affiliates held, in the aggregate, shares representing approximately 89.8% of the voting power of our outstanding capital stock. Our Founders and their affiliates held shares of our common stock representing, in the aggregate, approximately 24.6% of the voting power of our outstanding capital stock, which voting power may increase over time as equity awards held by our Founders and outstanding as of June 30, 2025 vest and settle or are exercised. As directors, and as an officer in the case of Mr. Perez, Messrs. Perez and Mecklenburg owe a fiduciary duty to our stockholders to act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Perez and Mecklenburg are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally.

As a result of our dual class structure, Class B common stockholders, including our Founders, and the Series E preferred stockholders, are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they choose to act together. For example, these persons, if they choose to act together (other than the holders of our Series E preferred stock with respect to the election of directors), would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets. This concentration of ownership control may:

•
delay or prevent a change in control;
•
entrench our management and board of directors; or
•
impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

In addition, future transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Series E preferred stock into Class B common stock and the conversion of Class B common stock into Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Series E preferred stock and the holders of our Class B common stock who retain their shares in the long term. In addition, any anti-dilution adjustments to the Series E preferred stock would increase the voting power of the holders of our Series E preferred stock as each share of our Series E preferred stock will be entitled to the number of votes based on the number of shares of our common stock into which such shares of our Series E preferred stock could be converted. As a result, it is possible that one or more of the persons or entities holding our Series E preferred stock or Class B common stock could gain significant voting control as other holders of our Class B common stock sell or otherwise convert their shares into Class A common stock, provided, however, that the shares of our Series E preferred stock do not entitle the holders of such preferred stock to vote in any election of directors until such shares are converted to our Class B common stock or Class A common stock.

Future transfers by holders of our Class B common stock and Series E preferred stock may also result in those shares converting to Class A common stock in certain circumstances, such as when such holder and its affiliates no longer beneficially own at least 50% of our capital stock that such person and its affiliates held immediately upon the IPO. Additionally, Class B common stock held by non-Founders will automatically convert to Class A common stock seven years after the Effective Time, and Class B common stock held by Founders will automatically convert to Class A common stock when such holder is no longer an employee or director of the Company. Any of these actions will have the effect, over time, of increasing the relative voting power of certain holders of Series E preferred stock and the remaining holders of Class B common stock. See the risk factor titled “Shares of our Series E preferred stock originally issued to investors remain outstanding. Such shares are held by one holder of our Series E preferred stock, Tiger Global, and the holders of Series E preferred stock will retain rights that could impact the value of our Class A common stock and impact our business and operations” for additional information.

In addition, while we do not expect to issue any additional shares of our Class B common stock except upon the exercise or vesting and settlement of any Founder equity awards or conversion of shares of our Series E preferred stock, in each case outstanding as of the date of the IPO, any future issuances of Class B common stock would dilute the voting power of the holders of our Class A common stock.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

Our dual class structure may result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or in other adverse consequences. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Accordingly, the dual class structure of our common stock would make us ineligible for inclusion in indices with such restrictions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. In addition, several stockholder advisory firms and large institutional investors have been critical of the use of multi-class structures. Such stockholder advisory firms may publish negative commentary about our corporate governance practices or our capital structure, which may dissuade large institutional investors from purchasing shares of our Class A common stock. As a result, the market price of our Class A common stock could be materially adversely affected.

Shares of our Series E preferred stock originally issued to investors remain outstanding. Such shares are held by one holder of our Series E preferred stock, Tiger Global, and the holders of Series E preferred stock have rights that could impact the value of our Class A common stock and impact our business and operations.

2,581,837 shares of our Series E preferred stock are outstanding and have rights that could impact the value of our Class A common stock and impact our business and operations. Subject to certain exceptions, at any time we issue additional shares of our capital stock without consideration or for consideration less than the Series E preferred stock conversion price, which is $77.46420, the Series E preferred stock conversion price will be automatically adjusted downward according to a broad-based weighted average formula. In the event of our liquidation, dissolution, or winding up, the holders of our Series E preferred stock will be entitled to receive out of the net assets legally available for distribution to stockholders, after the payment of all of our debts and other liabilities, prior and in preference to any distribution of any assets to holders of our common stock, an amount of $77.46420 per share for each then outstanding share of Series E preferred stock plus any declared but unpaid dividends on such shares, which amount is equal to $200.0 million as of the date of this Quarterly Report. Further, if our board of directors declares a dividend while shares of our Series E preferred stock remain outstanding, then such shares of Series E preferred stock shall first receive, or simultaneously receive, a dividend on each then outstanding share of Series E preferred stock in an amount at least equal to the dividend payable on each share of Series E preferred stock determined as if all shares of such Series E preferred stock had been converted into the applicable series of common stock. The market price of our Class A common stock could be materially adversely affected by the preference rights of the Series E preferred stock. As of the date of this Quarterly Report, there is one holder of our Series E preferred stock, Tiger Global. However, if Tiger Global transfers any of its shares of Series E preferred stock to other holders, obtaining the requisite consent of the holders of Series E preferred stock to take certain actions may become more difficult to obtain, which could have an adverse impact on our business.

Each share of our Series E preferred stock will be initially convertible at any time into one share of Class B common stock (subject to any anti-dilution adjustments) at the option of the holder and will not be mandatorily redeemable. Each share of our Series E preferred stock will not be convertible into Class B common stock and will instead be convertible into Class A common stock (i) after the Class B Mandatory Conversion Time, (ii) after the date when such holder and its affiliates cease to beneficially own in the aggregate a number of shares equal to at least 50% of the capital stock that such holder and its affiliates beneficially owned as of the Effective Time and (iii) at any time that such Series E preferred stock is held by any person who did not beneficially own the Series E preferred stock as of the Effective Time. Additionally, each share of Series E preferred stock will automatically convert into one share of Class A common stock or Class B common stock, as applicable (subject to any anti-dilution adjustment), upon the sale of our common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act where the public offering price is at least $77.46420 per share and we receive at least $100.0 million in aggregate cash proceeds, net of underwriting discounts and commissions. The holders of our Series E preferred stock will initially vote as though they had converted their shares into shares of our Class B common stock (which conversion ratio is subject to any anti-dilution adjustment), with 15 votes per share; provided, however, that the Series E preferred stock will not entitle such holders to vote with respect to the election of directors. As a result, the voting dynamics of our common stock in connection with the election of directors will change if and when any shares of our Series E preferred stock convert into shares of our Class B common stock. See the section titled “Description of Capital Stock” in our Prospectus for further detail on the rights and preferences of our Series E preferred stock.

Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets by our existing security holders may cause the price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, and in particular sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.

All shares of our Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (“Rule 144”), are only be able to be sold in compliance with Rule 144 and any applicable lock-up or market standoff agreements described below.

We, all of our directors and executive officers, the selling stockholders, and substantially all other record holders of our outstanding Class A common stock and securities directly and indirectly convertible into or exchangeable or exercisable for our Class A common stock are subject to lock-up agreements with the underwriters of the IPO and/or agreements with market standoff provisions that restrict our and their ability to sell or transfer shares of our capital stock for a period of up to 180 days after the date of the Prospectus (the “Lock-up Period”), subject to certain customary exceptions. Notwithstanding the foregoing, (1) if (a) the lock-up signatory is an employee of, or other service provider to, us or any of our subsidiaries, and not one of our directors or officers (any such person, an “Employee Stockholder”), as of the date that we publicly announce our earnings for the period ended June 30, 2025 (the “Initial Earnings Release Date”) and (b) the closing price per share of our Class A common stock on the New York Stock Exchange has exceeded 120% of the initial public offering price per share of Class A common stock set forth on the cover page of the Prospectus for at least five trading days (one of which must be a trading day occurring after the Initial Earnings Release Date) out of any ten consecutive trading day period, then up to approximately 1.66 million shares of our common stock will become available for sale in the public market, subject to compliance with our insider trading policy and applicable securities laws, including, without limitation, Rule 144, beginning on the 90th day after the date of the Prospectus, August 19, 2025 (the "Employee Early Release"); and, (2) to the extent not earlier released, all of the securities subject to lock-up agreements or market standoff agreements will become available for sale upon the completion of the 180th day after the date of the Prospectus; provided that, if any such release of common stock or other securities is scheduled to occur during, or within five trading days prior to, a broadly applicable and regularly scheduled period during which trading in our securities would not be permitted under our insider trading policy (a “Blackout Period”), such release will occur on the sixth trading day immediately prior to the commencement of such Blackout Period. The conditions for the Employee Early Release have been met and such shares are expected to be released on August 19, 2025. In addition, the representatives in the IPO may release certain stockholders from the lock-up agreements and/or market standoff provisions prior to the end of the Lock-up Period.

Record holders of our securities are typically the parties to the lock-up agreements with the underwriters or subject to the market standoff requirements with us referred to above, while holders of beneficial interests in our shares who are not also record holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not record holders and are not bound by market standoff restrictions or lock-up agreements could enter into transactions with respect to those beneficial interests that negatively impact our stock price. In addition, a stockholder who is neither subject to a market standoff provision with us nor a lock-up agreement with the underwriters may be able to sell, short sell, transfer, hedge, pledge, or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge, or otherwise dispose of their equity interests at any time.

The forms and specific restrictive provisions within these market standoff provisions vary between security holders. For example, some of these market standoff agreements do not specifically restrict hedging transactions and others may be subject to different interpretations between us and security holders as to whether they restrict hedging. Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the market price of our Class A common stock.

When the Lock-up Period expires, we and our stockholders subject thereto will be able to sell shares of our Class A common stock freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. Sales of a substantial number of such shares upon the Employee Early Release and expiration of the Lock-up Period, or the perception that such sales may occur, or early release of these agreements, could cause the market price of our Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. See the section titled “Shares Eligible for Future Sale” in our Prospectus for additional information regarding shares of our Class A common stock that are eligible for resale after our IPO.

Further, certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of shares of our Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any further issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. The provisions in our amended and restated certificate of incorporation or amended and restated bylaws provide for the following:

•
a dual class common stock structure which provides our holders of Class B common stock and our holders of Series E preferred stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock;
•
a classified board of directors with three-year staggered terms, who can only be removed for cause, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our board of directors to set the size of the board of directors and to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
•
the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•
the ability of our board of directors to adopt, amend, or repeal our amended and restated bylaws without obtaining stockholder approval;
•
in addition to our board of director’s ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of all our then-outstanding shares of capital stock entitled to vote generally in the election of our directors, voting together as a single class;
•
the required approval of at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation;
•
the requirement that a special meeting of stockholders may be called only by a majority of our board of directors, the chairperson of our board of directors, or our CEO;
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us; and
•
the limitation of liability of, and provision of indemnification to, our directors and officers.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws, provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered or may enter into with our directors and officers provide that:

•
we will indemnify our directors and officers to the fullest extent permitted by the DGCL. The DGCL provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•
we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•
we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•
the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and
•
we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed. Additionally, given the significant increase in the costs of directors’ and officers’ insurance policies recently, we may subsequently decide to select lower overall policy limits or forgo insurance altogether that we would otherwise rely upon to cover applicable defense costs, settlements, and damages awards.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our amended and restated certificate of incorporation and amended and restated bylaws, provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for, or based on, a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents, or stockholders to us or our stockholders including, without limitation, a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, employees, agents, or stockholders arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or amended and restated bylaws, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, although there is uncertainty as to whether a court would enforce this provision; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims solely under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholders and result in increased costs for investors to bring such a claim. We believe these provisions may benefit us by providing increased consistency in the application of the DGCL and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, results of operations, financial condition, and prospects.

General Risk Factors

The estimates of market opportunity and forecasts of market growth as well as the calculation of certain operational metrics included in this Quarterly Report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

The estimates of market opportunity and forecasts of market growth included in this Quarterly Report may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Quarterly Report.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable clients covered by our market opportunity estimates will purchase our platform and programs at all or generate any particular level of revenue for us. Even if the markets in which we compete meet the size estimates and growth forecasted, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth should not be taken as indicative of our future growth.

Additionally, we calculate operational metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we present may not be accurate. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations, and financial condition could be adversely affected.

Uncertain or unfavorable conditions in our industry or the global economy, including those caused by inflation, fluctuations in interest rates, tariffs, ongoing conflicts around the world, natural disasters, or other catastrophic events could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our clients or potential clients. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, fluctuations in interest rates, liquidity concerns at financial institutions, international trade relations, tariffs, political turmoil, including the conflicts in Ukraine and the Middle East, natural catastrophes, warfare and terrorist attacks in the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by existing or potential clients and negatively affect the growth of our business. To the extent there is a sustained general economic downturn, our revenue, business, and results of operations may be affected by reductions in overall spending on healthcare technology and elective healthcare. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract clients for whom we compete. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Additionally, natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce and the global economy and could have an adverse effect on our business, results of operations, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could materially adversely affect our business, results of operations, and financial condition. Further, acts of terrorism, labor activism, or unrest and other geopolitical unrest could cause disruptions in our business or the global economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, hurricane, or a catastrophic event such as a fire, power loss or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational and brand harm, delays in development, lengthy interruptions in service, breaches of data security and loss of critical data, all of which could have a material adverse effect on our business, results of operations, and financial condition.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business.

We rely heavily on our network infrastructure and IT systems for our business operations. An online attack, damage as a result of civil unrest, earthquake, fire, terrorist attack, power loss, global pandemics, telecommunications failure or other similar catastrophic events could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data. Such events could prevent clients and members from accessing our platform and programs. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or IT systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our results of operations.

In addition, as computer malware, viruses, computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent, we face increased risk from these activities. These activities threaten the performance, reliability, security, and availability of our platform and programs. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches to our systems could, among other things, harm our reputation and our ability to retain existing clients and attract new clients.

Our corporate headquarters are located in the San Francisco Bay Area, which has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business, results of operations, and financial condition.

Our insurance strategy may not be adequate to protect us from all business risks.

In the ordinary course of business, we may be subject to losses resulting from general liability, consumer actions, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently carry commercial general liability, excess liability, workers’ compensation, employment practices liability, cyber security, and directors’ and officers’ insurance policies, we may not maintain as much insurance coverage as other competitors do, and in some cases, we may not maintain any at all. Additionally, the policies that we do have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, results of operations, and financial condition.

Our management has limited experience in operating a public company.

Certain of our executive officers have limited, or no, experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We will incur significant additional costs and are subject to additional regulations and requirements as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the listing rules of the New York Stock Exchange. Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, our management team will need to devote substantial attention to transitioning to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business, including operational, research and development, and sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, results of operations, and financial condition.

A failure to establish and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.

We are required to maintain disclosure controls and procedures and internal control over financial reporting and to report weaknesses in such internal controls. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly, and complicated.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Further, we may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected.

Additionally, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could materially adversely affect our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could materially adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K following the IPO.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

In addition, while we are an emerging growth company, we have elected not to be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not emerging growth companies or elect not to avail themselves of this provision.

We will remain an emerging growth company until the earlier to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in total annual revenue, which threshold is subject to adjustment; (2) the date we qualify as a “large accelerated filer,” with $700.0 million or more of equity securities held by non-affiliates as of the last business day of our most recently completed second fiscal quarter; (3) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our Class A common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline or become more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Plan-Related Issuances

The following sets forth information regarding all unregistered equity securities sold during the three months ended June 30, 2025:

•
From April 1, 2025 to May 22, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-287497), we granted an aggregate of 2,702,412 RSUs under the 2017 Plan to be settled in shares of Class A common stock as part of annual and new hire grants to our employees.
•
From April 1, 2025 to May 22, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-287497), we issued an aggregate of 2,500 shares of our Class A common stock upon the exercise of options under our 2017 Plan at exercise prices of $1.90 per share, for an aggregate purchase price of $4,750.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, as transactions under compensatory benefits plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of such securities were our employees and received the securities under our equity incentive plans. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On May 23, 2025, we completed our IPO, in which we issued and sold 8,522,528 shares of Class A common stock, excluding 7,193,372 shares of Class A common stock sold in the IPO by certain of our existing stockholders, at a public offering price of $32.00 per share. We received net proceeds of approximately $255.7 million, after deducting underwriting discounts and commissions of $17.0 million, and the selling stockholders received net proceeds of approximately $215.8 million, after deducting underwriting discounts and commissions of $14.4 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-285682), as amended (the “Registration Statement”), declared effective by the SEC on May 21, 2025. Morgan Stanley & Co., LLC, Barclays Capital Inc., and BofA Securities, Inc. acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. None of the expenses associated with our IPO were paid, directly or indirectly, to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We used a portion of the net proceeds from our IPO to satisfy tax withholding and remittance obligations related to RSUs and PRSUs that vested in connection with or settled upon our IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.

Issuer Purchases of Equity Securities

In February 2025, we entered into the Stock Repurchase Agreement with Coatue. Pursuant to the Stock Repurchase Agreement, immediately prior to the completion of our IPO, we repurchased 833,333 shares of our Series E preferred stock from Coatue US 70 LLC at a price per share of $60.00, for an aggregate purchase price of $50.0 million.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•
On June 12, 2025, James Budge, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the "Budge Rule 10b5-1 Plan") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 172,286 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 31, 2026. On August 7, 2025, James Budge entered into a modification letter to the Budge Rule 10b5-1 Plan reducing the number of shares of Class A common stock for sale to up to 140,723 shares.
•
On June 13, 2025, James Pursley, our President, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 175,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or September 30, 2026.

No transfer of shares of Company common stock or other securities may be made under the above Rule 10b5-1 trading plans during the Lock-Up Period.

On August 7, 2025, our board of directors approved a new change in control and severance agreement (the “Severance Agreement”) with Jim Pursley, our President, which will supersede any severance entitlements in any of his prior change in control agreements, employment agreements, or offer letters. If Mr. Pursley’s employment is terminated by us without “cause” or due to his resignation for “good reason” outside the period commencing three months preceding and ending 12 months following the consummation of a “change in control” (such period, the “Change in Control Period”) (each such term, as defined in the Severance Agreement), then, subject to Mr. Pursley’s timely execution and non-revocation of a general release of claims and continued compliance with restrictive covenants, he will be eligible to receive (i) a lump sum payment equal to 75% of his base salary, (ii) COBRA reimbursements through the earlier of the end of nine months and the date his eligibility for healthcare coverage under another employer’s benefits plan(s) becomes effective, and (iii) the accelerated vesting as to that number of shares that would have vested in the 12 months following such termination of his then-outstanding unvested equity awards (excluding any performance-based equity awards). Pursuant to the Severance Agreement, if Mr. Pursley’s employment is terminated by us without “cause” or due to his resignation for “good reason” during the Change in Control Period, then, subject to Mr. Pursley’s timely execution and non-revocation of a general release of claims and continued compliance with restrictive covenants, he will be eligible to receive (i) a lump sum payment equal to 100% of his base salary, (ii) accelerated vesting as to 100% of his then-outstanding unvested equity awards (excluding any performance-based equity awards), and (iii) COBRA reimbursements through the earlier of the end of 12 months and the date his eligibility for healthcare coverage under another employer’s benefits plan(s) becomes effective. Pursuant to the Severance Agreement, in the event that any amounts payable to Mr. Pursley are subject to an excise tax pursuant to Section 280G or Section

4999 of the Code, Mr. Pursley will receive either (i) the full amount of such payments or (ii) such payments reduced to the least extent necessary to prevent the application of such excise tax, whichever will result in the greatest after tax benefit to Mr. Pursley.

The Severance Agreement requires Mr. Pursley to continue to abide by our standard confidential information agreement and a non-disparagement restrictive covenant in order to receive the severance benefits set forth above.

The foregoing description of the Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Agreement, which is filed as an exhibit hereto and is incorporated herein by reference.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of Hinge Health, Inc.	8-K	001-42657	3.1	May 23, 2025
3.2	Amended and Restated Bylaws of Hinge Health, Inc.	8-K	001-42657	3.2	May 23, 2025
4.1	Form of Class A Common Stock Certificate.	S-1A	333-285682	4.2	April 7, 2025
4.2	Form of Class B Common Stock Certificate.	S-8	333-287497	4.7	May 22, 2025
4.3	Fourth Amended and Restated Investors’ Rights Agreement, dated October 22, 2021, as amended, by and among Hinge Health, Inc. and the investors listed therein.	S-1A	333-285682	4.3	April 7, 2025
10.1#	Hinge Health, Inc. 2017 Equity Incentive Plan, as amended, and form of agreement thereunder.	S-1A	333-285682	10.1	May 5, 2025
10.2#	Hinge Health, Inc. 2025 Incentive Award Plan and related form agreements.	S-8	333-287497	99.2	May 22, 2025
10.3#	Hinge Health, Inc. 2025 Employee Stock Purchase Plan and related form agreements.	S-8	333-287497	99.3	May 22, 2025
10.4#	Non-Employee Director Compensation Program.	S-1A	333-285682	10.4	April 7, 2025
10.5#	Form of Indemnification Agreement between Hinge Health, Inc. and each of its Directors and Executive Officers.	S-1A	333-285682	10.5	April 7, 2025
10.6#	Form of Change in Control and Severance Agreement.	S-1A	333-285682	10.6	May 13, 2025
10.7#	Form of Change in Control and Severance Agreement - One Year Acceleration.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan.

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not “filed” with the Securities and Exchange Commission, and shall not be incorporated by reference into any filing of Hinge Health, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINGE HEALTH, INC.

Date: August 11, 2025	By:	/s/ Daniel Perez
Daniel Perez
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ James Budge
James Budge
Chief Financial Officer
(Principal Financial and Accounting Officer)