Form 10-Q
period 2025-09-30
Hinge Health, Inc.
filed 2025-11-07
CIK 1673743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2025, the registrant had 37,919,155 shares of Class A common stock, $0.00001 par value per share, 40,800,259 shares of Class B common stock, $0.00001 par value per share, and 2,581,837 shares of Series E redeemable convertible preferred stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our ability to attract and retain clients;
•
our ability to attract, enroll, and retain members;
•
our ability to attract and retain relationships with partners;
•
our ability to estimate the size of our target market;
•
the demand for musculoskeletal (“MSK”) pain treatment and prevention solutions in general, and the demand for our platform in particular;
•
our ability to enhance our platform and programs or develop new programs, capabilities, features, and products, including our high-performance provider network for MSK care, HingeSelect;
•
our expectations regarding the acceptance of remote MSK care;
•
our ability to offer high-quality programs to our members;
•
expectations regarding the performance of our AI-driven platform and the ability of technology and artificial intelligence (“AI”) to help deliver effective MSK care;
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
•
our ability to protect our brand;
•
our ability to comply with the regulatory requirements of the U.S. Food and Drug Administration (“FDA”), or applicable foreign regulatory authorities for our current or future products;
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
•
changes in the healthcare regulatory environment, particularly in states where new regulations regarding telehealth and the use of AI in healthcare are being enacted;

•
our expectations regarding the increased expenses associated with being a public company;
•
our expectations regarding the period during which we qualify as an “emerging growth company” under the JOBS Act;
•
our expectations and management of future growth;
•
the impact from future regulatory, judicial, and legislative changes or developments that may affect our clients or our business; and
•
the risks related to our Class A common stock and our dual class common stock structure.

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

Electronic Health Records (“EHR”)	Collection of patient health records electronically stored in a digital format.
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
Medicare Advantage

Health plan for people aged 65 and older and others who are participating in Medicare that is managed by private insurance companies that contract with the U.S. Centers for Medicare and Medicaid Services (“CMS”). These private insurance companies receive a set payment from CMS, administer benefits, and bear the financial risk of claims made by plan beneficiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(in thousands, except share and par value data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$261,342	$300,785
Short-term marketable securities	218,685	165,787
Accounts receivable, net of allowance for credit losses of $7,251 and $6,470 as of September 30, 2025 and December 31, 2024, respectively	86,765	42,495
Deferred commissions	29,050	18,615
Inventory	13,812	10,873
Prepaid expenses and other current assets	49,228	44,891
Total current assets	658,882	583,446
Long-term marketable securities	15,077	—
Goodwill	64,096	61,607
Intangible assets, net	2,736	1,807
Property, equipment and software, net	8,401	7,380
Operating lease right-of-use assets	7,743	9,607
Other assets	12,867	9,412
Total assets	$769,802	$673,259
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$53,201	$27,853
Operating lease liabilities	4,181	3,814
Deferred revenue	299,695	217,632
Total current liabilities	357,077	249,299
Operating lease liabilities, noncurrent	4,853	7,258
Total liabilities	361,930	256,557
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value; 4,330,341 shares of Series E authorized, 2,581,837 shares of Series E preferred stock issued and outstanding as of September 30, 2025, 48,190,771 shares authorized and 48,150,146 shares issued and outstanding as of December 31, 2024; aggregate liquidation preference of $200,000 and $845,478 as of September 30, 2025 and December 31, 2024, respectively	199,874	851,272
Stockholders’ equity (deficit):
Class A common stock, $0.00001 par value: 1,000,000,000 shares authorized as of September 30, 2025; 27,820,212 shares issued and outstanding as of September 30, 2025	—	—
Class B common stock, $0.00001 par value: 120,000,000 shares authorized as of September 30, 2025; 50,897,985 shares issued and outstanding as of September 30, 2025	—	—
Common stock, $0.00001 par value: 0 and 98,109,595 authorized as of September 30, 2025 and December 31, 2024, respectively; 0 and 16,379,906 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,291,036	88,097
Accumulated other comprehensive gain	53	68
Accumulated deficit	(1,083,091)	(522,735)
Total stockholders’ equity (deficit)	207,998	(434,570)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$769,802	$673,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$154,211	$100,615	$417,134	$273,148
Cost of revenue	28,012	21,358	92,939	69,334
Gross profit	126,199	79,257	324,195	203,814
Operating expenses:
Research and development	31,921	23,785	335,382	78,468
Sales and marketing	63,520	44,570	257,464	131,607
General and administrative	36,851	14,747	304,976	46,559
Total operating expenses	132,292	83,102	897,822	256,634
Loss from operations	(6,093)	(3,845)	(573,627)	(52,820)
Other income:
Other income, net	4,455	5,295	14,147	15,399
Net income (loss) before income taxes	(1,638)	1,450	(559,480)	(37,421)
Provision for income taxes	206	1,109	876	1,628
Net income (loss)	$(1,844)	$341	$(560,356)	$(39,049)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	—	—	104,174	—
Undistributed earnings attributable to participating securities	—	(269)	—	—
Net income (loss) attributable to common stockholders	$(1,844)	$72	$(456,182)	$(39,049)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.02)	$0.01	$(9.88)	$(2.89)
Diluted	$(0.02)	$0.01	$(9.88)	$(2.89)

Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	78,858	13,623	46,173	13,512
Diluted	78,858	16,584	46,173	13,512

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of taxes	87	261	(15)	145
Comprehensive income (loss)	$(1,757)	$602	$(560,371)	$(38,904)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Unaudited

(in thousands, except share amounts)

	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Income) Loss	Deficit	Equity (Deficit)
Balances at December 31, 2024	48,150,146	$851,272	16,379,906	$—	$88,097	$68	$(522,735)	$(434,570)
Issuance of common stock upon exercise of options	—	—	65,750	—	97	—	—	97
Proceeds from repayment of recourse loans for settlement of restricted stock awards	—	—	—	—	4,935	—	—	4,935
Adjustment to reflect deemed contribution from Series and Series E redeemable convertible preferred stock extinguishment	—	(104,174)	—	—	104,174	—	—	104,174
Stock-based compensation	—	—	—	—	7	—	—	7
Unrealized loss on marketable securities	—	—	—	—	—	(58)	—	(58)
Net income	—	—	—	—	—	—	17,139	17,139
Balances at March 31, 2025	48,150,146	$747,098	16,445,656	$—	$197,310	$10	$(505,596)	$(308,276)
Issuance of common stock upon exercise of options	—	—	120,657	—	159	—	—	159
Settlement of repurchase agreement	(4,983,533)	(200,694)	4,150,200	—	150,694	—	—	150,694
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(40,584,776)	(346,530)	40,584,776	—	346,530	—	—	346,530
Stock-based compensation	—	—	—	—	590,983	—	—	590,983
Issuance of Class A common stock pursuant to the initial public offering, net of issuance and offering costs	—	—	8,522,528	—	241,641	—	—	241,641
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock units	—	—	16,815,445	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(8,513,244)	—	(272,258)	—	—	(272,258)
Unrealized loss on marketable securities	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(575,651)	(575,651)
Balances at June 30, 2025	2,581,837	$199,874	78,126,018	$—	$1,255,059	$(34)	$(1,081,247)	$173,778
Issuance of common stock upon exercise of options	—	—	592,179	—	531	—	—	531
Stock-based compensation	—	—	—	—	35,446	—	—	35,446
Unrealized gain on marketable securities	—	—	—	—	—	87	—	87
Net loss	—	—	—	—	—	—	(1,844)	(1,844)
Balances at September 30, 2025	2,581,837	$199,874	78,718,197	$—	$1,291,036	$53	$(1,083,091)	$207,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Unaudited

(in thousands, except share amounts)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Income) Loss	Deficit	Deficit
Balances at December 31, 2023	48,150,146	$851,272	15,956,516	$—	$86,748	$60	$(510,802)	$(423,994)
Issuance of common stock upon exercise of options	—	—	36,122	—	59	—	—	59
Stock-based compensation	—	—	—	—	304	—	—	304
Unrealized loss on marketable securities	—	—	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	—	—	(26,464)	(26,464)
Balances at March 31, 2024	48,150,146	$851,272	15,992,638	$—	$87,111	$(45)	$(537,266)	$(450,200)
Issuance of common stock upon exercise of options	—	—	172,325	—	219	—	—	219
Stock-based compensation	—	—	—	—	306	—	—	306
Unrealized loss on marketable securities	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(12,926)	(12,926)
Balances at June 30, 2024	48,150,146	$851,272	16,164,963	$—	$87,636	$(56)	$(550,192)	$(462,612)
Issuance of common stock upon exercise of options	—	—	94,778	—	125	—	—	125
Stock-based compensation	—	—	—	—	115	—	—	115
Unrealized gain on marketable securities	—	—	—	—	—	261	—	261
Net income	—	—	—	—	—	—	341	341
Balances at September 30, 2024	48,150,146	$851,272	16,259,741	$—	$87,876	$205	$(549,851)	$(461,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(560,356)	$(39,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,910	4,584
Stock-based compensation	625,837	725
Amortization of deferred commissions	32,436	20,882
Accretion of discounts and amortization of premiums on marketable securities, net	376	296
Excess and obsolete inventory charge	—	1,812
Non-cash operating lease expense	2,549	2,778
Provision for credit losses	3,340	3,939
Deferred income taxes	146	—
Other	2	15
Changes in operating assets and liabilities:
Accounts receivable	(47,610)	(17,228)
Deferred commissions	(38,320)	(27,701)
Inventory	(2,939)	3,828
Prepaid expenses and other current assets	(8,002)	(2,436)
Other assets	(8,149)	370
Accounts payable and accrued liabilities	24,990	(8,156)
Operating lease liabilities	(2,724)	(3,598)
Deferred revenue	82,062	69,602
Net cash provided by operating activities	107,548	10,663
Investing activities
Purchase of property and equipment	(300)	(882)
Capitalized internal use software	(3,401)	(1,861)
Purchases of marketable securities	(318,180)	(241,265)
Maturities of marketable securities	249,814	265,434
Acquisition of a business	(4,000)	—
Net cash (used in) provided by investing activities	(76,067)	21,426
Financing activities
Proceeds from exercise of common stock options	787	402
Proceeds from issuance of common stock in initial public offering, net of issuance costs	255,675	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	(272,258)	—
Payment on Repurchase Agreement with Coatue	(50,000)	—
Proceeds from repayment of non-recourse loans to employees	4,934	—
Payments for deferred offering costs	(10,061)	(269)
Net cash (used in) provided by financing activities	(70,923)	133
Net increase (decrease) in cash	(39,442)	32,222
Cash, cash equivalents and restricted cash, beginning of period	302,586	237,474
Cash, cash equivalents and restricted cash, end of period	$263,144	$269,696
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$261,342	$267,534
Restricted cash	1,802	2,162
Total cash, cash equivalents and restricted cash	$263,144	$269,696
Supplemental cash flow information
Cash paid for income taxes	$1,210	$—
Supplemental disclosures of noncash investing and financing activities
Property and equipment purchased and unpaid at period end	$—	$128
Stock-based compensation capitalized in internal-use software	$600	$—
Unpaid deferred offering costs at period end	$538	$685
Right-of-use assets obtained in exchange for lease obligations	$686	$—
Conversion of redeemable convertible preferred stock for Coatue in connection with initial public offering	$150,694	$—
Conversion of redeemable convertible preferred stock for all other in connection with initial public offering	$346,530	$—
Adjustment to reflect deemed contribution from Series D and E redeemable convertible preferred stock extinguishment	$104,174	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Description of Business

Hinge Health, Inc. and its subsidiaries and consolidated professional corporations (collectively “Hinge Health” or the “Company”) is focused on scaling and automating the delivery of health care, starting with musculoskeletal conditions. Leveraging an AI-powered care model, wearable devices, and access to expert clinicians, Hinge Health delivers personalized, evidence-based care that helps people move beyond pain, improving member outcomes and experiences and reducing costs for clients. The Company’s clients are primarily self-insured employers. The Company’s members represent an eligible life who has engaged with the Company’s platform at any point and whose engagement has been billed or is contractually eligible to be billed.

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

2.
Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes included in the Company’s final prospectus dated May 21, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on May 22, 2025 (the “Prospectus”).

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP and regulations of the SEC for interim financial information. The September 30, 2025 unaudited condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of December 31, 2024. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The Company’s unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliated professional medical corporations. The Company’s affiliated professional medical corporations are collectively referred to as Hinge Health Digital P.C.

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

As of September 30, 2025 and December 31, 2024, total assets of the VIE, all of which are current, were $3.3 million and $4.0 million, respectively, and total liabilities, all of which are current, were $9.8 million and $6.3 million, respectively, after the elimination of intercompany transaction balances.

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

The Company monitors accounts receivable for uncollectible accounts on an ongoing basis. No client represented greater than 10% of the Company’s accounts receivable as of September 30, 2025 and December 31, 2024. Additionally, no client represented greater than 10% of the Company’s revenue for the three and nine months ended September 30, 2025 and 2024. For the purpose of assessing the concentration of credit risk for significant clients, the Company defines a client as a business or organization that purchases access to the Company’s platform directly from the Company or indirectly through one of the Company’s partners.

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

Accounts receivable, net as of September 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	September 30,	December 31,
	2025	2024
Billed accounts receivable	$59,983	$37,658
Unbilled accounts receivable	34,033	11,307
Allowance for credit losses	(7,251)	(6,470)
Total accounts receivable, net	$86,765	$42,495

Allowances for credit losses are provided for those outstanding balances considered to be uncollectible based on the age of each outstanding invoice, historical collection history and the client’s expected ability to pay. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for credit losses.

Allowance for credit losses during the three and nine months ended September 30, 2025 and 2024 was composed of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$7,649	$5,619	$6,470	$3,439
Provision for credit losses	560	1,452	3,340	3,939
Write-off for credit losses, net	(958)	(425)	(2,559)	(732)
Balance, end of period	$7,251	$6,646	$7,251	$6,646

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred Commissions

The Company has determined that certain sales incentives provided to the Company’s sales team and payments related to partnership agreements are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial sales transaction. When determining the economic life of the deferred commission assets recognized, the Company considers historical renewal rates, expectations of future client renewals of contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its clients. Deferred commissions are amortized over the 12-month member subscription period for partner commissions and estimated five-year client period of benefit for sales commissions and are included in sales and marketing expense in the accompanying unaudited consolidated statements of operations and comprehensive income (loss).

A summary of the activity of the Company’s deferred commission balances during the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$31,859	$20,235	$24,078	$15,479
Capitalized costs	18,709	9,944	46,360	28,287
Amortized costs	(12,566)	(7,883)	(32,436)	(21,470)
Balance, end of period	$38,002	$22,296	$38,002	$22,296
Classified as:
Deferred commissions - current	$29,050	$17,191	$29,050	$17,191
Other assets - non current	8,952	5,105	8,952	5,105
Balance, end of period	$38,002	$22,296	$38,002	$22,296

Deferred Revenue

Deferred revenue primarily consists of amounts which the Company has billed or can contractually bill from subscription services and is recognized as the revenue recognition criteria is met.

The following table summarizes the changes in the balances of deferred revenue during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$275,138	$187,406	$217,632	$140,473
Add: billings during the period	178,768	123,284	499,197	342,750
Less: revenue recognized	(154,211)	(100,615)	(417,134)	(273,148)
Balance, end of period	$299,695	$210,075	$299,695	$210,075

The Company’s performance obligations are satisfied within 12 months of a member performing their first billable activity. As of September 30, 2025 and December 31, 2024, the deferred revenue balance was composed entirely of noncancellable performance obligations that will be satisfied within 12 months.

The Company recognized revenue of $130.7 million and $84.6 million for the three months ended September 30, 2025 and 2024, respectively, which was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $209.4 million and $132.7 million for the nine months ended September 30, 2025 and 2024, respectively, which was included in deferred revenue balances at the beginning of the respective periods.

Revenue Recognition

The Company earns revenue from subscription fees by providing access to its platform and programs to treat and prevent MSK pain. The Company currently sells its subscriptions to its clients and generates revenue in the United States.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to the Company’s customers, which primarily consists of businesses, organizations or partners that have an agreement (collectively “clients”), in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Further, the Company’s members represent an eligible life who has engaged with the Company’s platform at any point and whose engagement has been billed or is contractually eligible to be billed.

The Company applies the principles of ASC 606 and determines revenue recognition by applying the following five steps:

•
Identification of the contract, or contracts, with a customer;
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

The transaction price is a fixed annual fee or a variable fee based on member engagement activity during a service period. The Company’s contracts are billed either (a) after a member’s first completed billing activity for fixed annual fee contracts, (b) throughout the service period upon the achievement of cohort milestones, or (c) throughout the service period based upon member engagement activity. When the billable volume varies based upon the achievement of cohort milestones or member engagement activity, the consideration is variable at the time the contract is entered into. When the billable amount varies the Company estimates the variable consideration per member using the expected value method. The estimate is based on the Company’s historical experience with average member usage and cohort milestone achievement and is refreshed quarterly to ensure that a significant reversal in revenue will not occur and the estimates of billable amounts and constraints are adjusted for changes in member behavior over time. To the extent the Company cannot estimate with reasonable certainty the likelihood that the variable consideration will be achieved,

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Company constrains this portion of the transaction price and recognizes it when or as the uncertainty is resolved. Based on historical achievement or member engagement experience and quarterly lookbacks, the Company adjusts revenue when the uncertainty has been resolved. If the actual amounts of consideration received differ from its estimates, the Company adjusts reported revenue in the period such variances become known. For the three and nine months ended September 30, 2025 and 2024 changes to estimated variable consideration were not material.

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

Recent Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU No. 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements and related disclosures.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements and related disclosures.

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

There were no transfers into or out of Level 3 securities during the nine months ended September 30, 2025 and the twelve months ended December 31, 2024.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2025 and December 31, 2024, cash, cash equivalents and marketable securities and the fair value hierarchy level consisted of the following (in thousands):

		September 30, 2025
	Fair value hierarchy level	Amortized cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Assets:
Cash equivalents:
Money market funds	Level 1	$205,508	$—	$—	$205,508
Commercial paper	Level 2	8,457	—	—	8,457
Total cash equivalents		213,965	—	—	213,965
Marketable securities:
Commercial paper	Level 2	114,084	30	(10)	114,104
U.S. treasury securities	Level 1	73,352	36	—	73,388
Agency bonds	Level 2	26,434	2	(36)	26,400
Corporate bonds	Level 2	4,795	—	-	4,795
Total short-term marketable securities		218,665	68	(46)	218,687
Agency bonds		15,046	31		15,077
Total long-term marketable securities	Level 2	15,046	31	—	15,077
Total assets		$447,676	$99	$(46)	$447,729

		December 31, 2024
	Fair value hierarchy level	Amortized cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Assets:
Cash equivalents:
Money market funds	Level 1	$259,084	$—	$—	$259,084
Commercial paper	Level 2	4,575	—	—	4,575
Total cash equivalents		263,659	—	—	263,659
Marketable securities:
Commercial paper	Level 2	100,411	49	(7)	100,453
U.S. treasury securities	Level 1	60,558	30	—	60,588
Corporate bonds	Level 2	4,750	—	(4)	4,746
Total marketable securities		165,719	79	(11)	165,787
Total assets		$429,378	$79	$(11)	$429,446

As of September 30, 2025 and December 31, 2024, the contractual maturities of the marketable securities were primarily 12 months or less. The Company does not intend to sell the marketable securities, and it is not more likely than not that the Company will be required to sell the marketable securities before recovery of their amortized cost basis, which may be at maturity.

For the three and nine months ended September 30, 2025 and 2024, interest income earned from cash and cash equivalents and marketable securities included in other income, net in the unaudited condensed consolidated statements of operations and comprehensive loss, was composed of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash and cash equivalents	$2,325	$3,035	$7,844	$8,474
Marketable securities	2,135	2,242	6,044	6,882
Total	$4,460	$5,277	$13,888	$15,356

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.
Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	September 30,	December 31,
	2025	2024
Deferred inventory costs	$19,861	$14,032
Other prepaid expenses	14,605	11,068
Prepaid marketing expenses	10,379	12,845
Other assets	4,383	6,946
Total prepaid expenses and other current assets	$49,228	$44,891

Deferred inventory costs for members are amortized ratably over the membership subscription period. The amortization costs for the three months ended September 30, 2025 and 2024 were $9.3 million and $6.7 million, respectively, and for the nine months ended September 30, 2025 and 2024 were $24.4 million and $22.9 million, respectively. These amortization costs are included in cost of revenue in the unaudited consolidated statements of operations and comprehensive income (loss).

Inventory

Inventory as of September 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$6,769	$4,834
Work in process	298	1,911
Finished goods	6,745	4,128
Total inventory	$13,812	$10,873

During the three and nine months ended September 30, 2024, the Company incurred excess and obsolete inventory charges related to a strategic decision to shift away from providing kits with tablets and wearable sensors of $0 and $1.8 million, respectively. During the three and nine months ended September 30, 2025, there were no excess and obsolete inventory charges related to this transition. As of September 30, 2025 and December 31, 2024 inventory primarily consisted of the Company’s Enso device that have not been shipped to members.

Property, Equipment and Software, Net

Property, equipment and software, net as of September 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	September 30,	December 31,
	2025	2024
Capitalized internal-use software	$20,477	$16,477
Computers and software	5,017	4,957
Furniture and fixtures	489	331
Machinery and equipment	2,015	1,976
Leasehold improvements	203	203
Total	28,201	23,944
Accumulated depreciation and amortization	(19,800)	(16,564)
Property, equipment and software, net	$8,401	$7,380

During the three months ended September 30, 2025 and 2024, depreciation expense was $0.3 million and $0.5 million, respectively and during the nine months ended September 30, 2025 and 2024, depreciation expense was $1.0 million and $1.5 million, respectively. During the three months ended September 30, 2025 and 2024, the Company capitalized internal-use software costs of

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$1.1 million and $0.6 million, respectively, and incurred amortization expense of $0.7 million and $0.8 million, respectively. During the nine months ended September 30, 2025 and 2024 the Company capitalized internal-use software costs of $3.4 million and $1.9 million, respectively, and incurred amortization expense of $2.3 million and $2.8 million, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of September 30, 2025 and December 31, 2024 was composed of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued employee related costs	$8,545	$4,164
Accrued employee stock purchase plan liability	6,581	—
Accrued commissions	18,052	12,792
Accrued taxes payable	2,761	2,120
Accrued client liabilities	6,734	2,414
Accrued other	10,528	6,363
Total accounts payable and accrued liabilities	$53,201	$27,853

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

The changes in goodwill as of December 31, 2024 and September 30, 2025 were as follows (in thousands):

Balance, as of December 31, 2024	$61,607
Acquisition	2,489
Balance, as of September 30, 2025	$64,096

Intangible assets, net as of September 30, 2025 and December 31, 2024 were as follows (in thousands, except years):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$4,072	$(1,687)	$2,385	3.1
Tradenames	642	(291)	351	5.5
Total	$4,714	$(1,978)	$2,736

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$2,512	$(1,104)	$1,408	4.6
Tradenames	642	(243)	399	6.3
Total	$3,154	$(1,347)	$1,807

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The useful lives of developed technology generally is between three to eight years and trade names generally is over ten years. Amortization expense for the three months ended September 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $0.6 million and $0.3 million, respectively.

As of September 30, 2025, future amortization expense related to the intangible assets was estimated as follows (in thousands):

2025 (remainder)	$223
2026	898
2027	898
2028	422
2029	216
Thereafter	79
Total	$2,736

6.
Commitments and Contingencies

Legal and Tax Matters

As of September 30, 2025 and December 31, 2024, the Company is not subject to any pending or threatened litigation, individually or in the aggregate, for which it is reasonably possible to have a material effect on its consolidated financial position or results of operations. In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Based on the Company’s evaluation under ASC 450, Contingencies, a reserve is established for the estimated liability related to these taxes as and when the amounts are considered probable. For taxes that are reasonably possible, such an estimate cannot be made.

Indemnification Obligations

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including clients, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s platform, programs or devices when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Leases

The Company leases office spaces under non-cancelable operating lease agreements. These leases have remaining lease terms of approximately one to five years, which represent the non-cancellable periods of the leases. Lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as variable payments for common area maintenance and administrative services. Variable lease costs were immaterial for the three and nine months ended September 30, 2025 and 2024. The Company has also received certain incentives from landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. The Company’s leases are classified as operating leases. The Company entered into an operating lease for 10,287 square feet in Montreal, Canada which commenced on April 1, 2025. This lease terminates in October 2030.

As of September 30, 2025, remaining future minimum lease payment obligations under the Company’s noncancellable operating leases were as follows (in thousands):

2025 (remainder)	$1,207
2026	4,800
2027	3,541
2028	305
2029	312
Thereafter	265
Total lease payments	10,430
Less: imputed interest	(1,396)
Present value of lease liabilities	$9,034
Classified as:
Lease liabilities - current	$4,181
Lease liabilities - non current	4,853
Total lease liability	$9,034

7.
Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock (“Preferred Stock”) outstanding as of September 30, 2025 consisted of the following (in thousands, except share amounts):

Preferred Stock	Authorized Shares	Issued and Outstanding Shares	Net Value	Liquidation Preference
Series E	4,330,341	2,581,837	$199,874	$200,000

Preferred Stock outstanding as of December 31, 2024 consisted of the following (in thousands, except share amounts):

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

Immediately prior to the completion of the IPO, the Company filed its amended and restated certificate of incorporation, which authorized 4,330,341 shares of Series E preferred stock. As of September 30, 2025, there were 2,581,837 shares of Series E preferred stock issued and outstanding.

The holders of the Series E preferred stock have the following rights, preferences and privileges as of September 30, 2025:

Voting Rights—The holders of the Series E preferred stock initially vote as though their shares of Series E preferred stock had been converted into shares of Class B common stock (which conversion ratio is subject to any anti-dilution adjustment), with fifteen votes per share on all matters submitted to a vote of the stockholders; provided, however, that the Series E preferred stock does not entitle such holder to vote with respect to the election of directors. The holders of the Series E preferred stock retain additional rights, including the requirement that the Series E holders provide their affirmative vote or written consent in order for the Company to (i) amend, alter or repeal of any provision of its amended and restated certificate of incorporation or amended and restated bylaws in a manner that materially adversely affects the holders of the Series E preferred stock, (ii) waive the rights, preferences, and privileges of the Series E preferred stock including any waiver of the anti-dilution adjustment, (iii) waive the classification of a transaction as a “liquidation transaction” or any distribution of proceeds in connection with the Company’s liquidation, dissolution or winding up, or with a merger or consolidation or any other liquidation transaction, (iv) amend, alter, or repeal the definition of the threshold for the Series E preferred stock voting rights, or (v) increase or decrease (other than by conversion) the total number of authorized shares of Series E preferred stock. A “liquidation transaction” occurs if the Company (i) sells, conveys, exclusively licenses or otherwise disposes of all or substantially all of its assets, property or business, in one transaction or a series of related transactions, (ii) merges with or into or consolidates with any other corporation, limited liability company or other entity (other than a wholly-owned subsidiary), in one transaction or a series of related transactions, or (iii) effects the Company’s liquidation, dissolution or winding up; provided that none of the foregoing will be considered a liquidation transaction if the transaction is: (A) a merger effected exclusively for the purpose of changing the Company’s domicile or (B) a bona fide equity financing in which the Company is the surviving corporation.

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

Conversion—The Series E preferred stock has no stated maturity and will remain outstanding until all shares of the Series E preferred stock are converted into common stock. Each share of Series E preferred stock is initially convertible into one share of Class B common stock (subject to any anti-dilution adjustment) at any time at the option of the holder, except that the shares of the Series E preferred stock will automatically convert into an equal number of shares of Class A common stock or Class B common stock, as applicable (subject to any anti-dilution adjustment), upon the sale of the Company’s common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act where the public offering price is at least $77.46420 per share and the Company receives at least $100.0 million in aggregate cash proceeds, net of underwriting discounts and commissions. However, each share of Series E preferred stock will not be convertible into Class B common stock and instead will be convertible into Class A common stock (i) after the Class B Mandatory Conversion Time (as defined in the Company’s amended and restated certificate of incorporation), (ii) after the date any person and such person affiliates that beneficially owned shares of Series E preferred stock as of the immediately upon the filing and effectiveness of the Company’s amended and restated certificate of incorporation in connection with the IPO (the “Effective Time”) cease to beneficially own in the aggregate a number of shares of capital stock equal to at least 50% of the capital stock that such person and such person’s affiliates beneficially owned in the aggregate as of the Effective Time, or (iii) at any time that such Series E preferred stock is held by any person who was not the beneficial owner of such shares of Series E preferred stock as of the Effective Time. Once converted into common stock, the Series E preferred stock may not be reissued.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Right to Receive Liquidation Distribution—In the event of the Company’s liquidation, dissolution, or winding up, the holders of shares of the Series E preferred stock will be entitled to receive out of the net assets legally available for distribution to stockholders, after the payment of all of the Company’s debts and other liabilities, prior and in preference to any distribution of any assets to holders of the Company’s common stock, an amount of $77.46420 per share for each then outstanding share of Series E preferred stock plus any declared but unpaid dividends on such shares, which amount is equal to $200.0 million as of September 30, 2025. In order to waive any distribution of proceeds in the event of the Company’s liquidation, dissolution, or winding up, the holders of the Series E preferred stock must provide their written consent or affirmative vote.

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

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2025 Incentive Award Plan

In March 2025, the Company’s board of directors adopted, and the stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”), with an initial share reserve of 12,101,419, which includes any reserved but unissued shares under the 2017 Plan at the time the 2025 Plan became effective. The 2025 Plan became effective on the business day immediately prior to the date of effectiveness of the registration statement on Form S-1 relating to the Company's IPO (the “IPO Registration Statement”), and is the successor to and continuation of the 2017 Plan. Stock options and restricted stock units (“RSUs”) granted generally vest over four years. As of September 30, 2025, there were 12,150,864 shares available to be issued under the 2025 Plan.

2017 Equity Incentive Plan

In 2017, the Company’s board of directors adopted the 2017 Plan. The Company’s board of directors, at its sole discretion, is responsible for the administration of the 2017 Plan. As of December 31, 2024, there were 37,542,593 shares of common stock authorized under the 2017 Plan, with 2,191,805 shares of common stock available to be issued.

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

2025 Employee Purchase Plan

In March 2025, the Company’s board of directors adopted, and the stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and pursuant to which 2,731,452 shares of Class A common stock were reserved for future issuance. The ESPP became effective on the business day immediately prior to the date of effectiveness of the IPO Registration Statement. The ESPP is designed to enable eligible employees to purchase shares of the Company's Class A common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP is for one year and consists of two six-month purchase periods, except for the first purchase period post-IPO. The purchase price for shares of Class A common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s Class A common stock on the first day of the applicable offering period and the fair market value of the Company’s Class A common stock on the last day of each purchase period.

Stock-Based Compensation Expense

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,401	$22	$17,842	$94
Research and development	8,259	36	257,068	198
Sales and marketing	5,960	36	101,010	217
General and administrative	19,227	21	249,917	216
Total stock-based compensation	$34,847	$115	$625,837	$725

Satisfaction of Performance Vesting Condition in Certain Stock Options and RSUs and PRSUs

During the nine months ended September 30, 2025, the liquidity event for the RSUs and performance-based restricted stock units (“PRSUs”) was met and the Company recognized $384.7 million and $238.6 million, respectively of stock-based compensation expense for the portion of the service period and performance condition completed by employees and non-employees from the grant date through the nine months ended September 30, 2025.

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

The following is a summary of the Company’s RSU and PRSU activity during the nine months ended September 30, 2025:

	Number of restricted stock units	Weighted average grant- date fair value (per share)	Number of performance- based restricted stock units	Weighted average grant-date fair value (per share)
Outstanding as of December 31, 2024	15,061,414	$26.76	11,424,836	$20.08
Granted	3,165,982	33.68	1,888,501	25.03
Vested (1)	(11,926,387)	26.51	(5,733,484)	19.95
Forfeited	(894,521)	30.24	(1,888,501)	20.11
Outstanding as of September 30, 2025	5,406,488	30.79	5,691,352	21.84
(1)
Vested shares include 844,426 shares not released at the weighted average granted date fair value of $30.11 per share.

As of September 30, 2025, the Company had $98.4 million of unrecognized stock-based compensation expense related to RSUs that will be recognized over the weighted average period of 2.2 years.

The intrinsic value of the RSUs was $306.8 million as of September 30, 2025.

As of September 30, 2025, the Company had $0.1 million of unrecognized stock-based compensation expense related to PRSUs that will be recognized over the weighted average period of 0.5 years.

The intrinsic value of the PRSUs was $279.3 million as of September 30, 2025.

During the three months ended September 30, 2025, the Company did not grant performance-based awards. During the nine months ended September 30, 2025, the Company granted the Chief Executive Officer (“CEO”) 1,888,501 performance-based awards that vest upon the satisfaction of a market condition and liquidity event of the Company’s outstanding shares of common stock. The grant date fair value of the PRSUs is based on a Monte Carlo simulation model. The assumptions for the Monte Carlo simulation model include; expected term of 7 years, risk-free rate ranges from 4.3% to 4.6%, discount for lack of marketability of 20%, volatility ranges from 58% to 71%, and expected dividend yield of 0%.

Additionally, the board of directors approved the cancellation of the Executive Chairman’s (“EC”) 1,888,501 PRSUs that vest upon the satisfaction of a market condition and liquidity event. These awards did not result in recording stock-based compensation expense because such PRSUs were improbable of vesting at the time of cancellation.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

Stock options granted under the 2017 Plan generally expire within ten years from the date of grant, generally vest over four years and are exercisable for shares of the Company’s common stock. The Company has not issued stock options since March 31, 2021. A summary of the stock options and changes during the nine months ended September 30, 2025 are presented below:

	Number of options	Weighted- average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2024	2,905,276	1.28	3.8	$101,782
Options exercised	(778,586)	1.01
Options forfeited and expired (1)	(37,296)	1.58
Balances at September 30, 2025	2,089,394	$1.37	3.1	$99,685
Options exercisable at September 30, 2025	2,089,394	$1.37	3.1	$99,685
Options vested at September 30, 2025	2,089,394	$1.37	3.1	$99,685
(1)
20,636 common stock options expired at a weighted average price of $1.94 per share.

The fair value of the options were expensed over the vesting period, on a straight-line basis, as the services are being provided. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the fair value of the Company’s common stock. The total intrinsic values of options exercised during the nine months ended September 30, 2025 was $37.4 million.

During the nine months ended September 30, 2025, the Company had fully expensed the stock-based compensation expense and there was no remaining expense.

Employee Stock Purchase Plan

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

	September 30, 2025
	Six Months	1 Year
Risk-free interest rate	4.3%	4.1%
Expected volatility	61.5%	61.5%
Expected term (in years)	0.5	1.0
Expected dividend rate	0%	0%

The fair value of stock purchase rights granted under the ESPP during the six-month and 12-month period from the date of the IPO, May 21, 2025 was $11.65 per share and $13.60 per share, respectively. As of September 30, 2025, the Company had $6.0 million of unrecognized compensation expense related to the ESPP that will be recognized over a weighted average period of 0.4 years. As of September 30, 2025, no shares of Class A common stock have been purchased under the 2025 ESPP.

Restricted Stock Awards and Partial Recourse Promissory Notes

On February 4, 2025, the Company’s EC repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 7, 2025, the Company’s CEO repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 26, 2025, the Company’s former Chief Financial Officer (“CFO”) repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $0.5 million. As of September 30, 2025, all principal and interest was repaid in full on the outstanding balance of all partial recourse promissory notes due to the Company.

9.
Income Taxes

The Company calculates income tax expense (benefit) in interim periods by applying an estimated annual effective tax rate to

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

income (loss) before income taxes and recognizing the tax effects of discrete items in the period in which they occur.

The Company recorded income tax expense of $0.2 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and income tax expense of $0.9 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax expense for the three and nine months ended September 30, 2025 primarily related to state and foreign income taxes and for the nine month period, included a benefit due to stock-based compensation expense incurred as part of the IPO. The income tax expense for the three and nine months ended September 30, 2024 primarily related to higher federal and state income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes several changes to U.S. federal income tax law, including the repeal of the requirement to capitalize and amortize domestic research and development expenditures under Section 174, modifications to bonus depreciation, and changes to the U.S. international tax regime. The Company will continue to evaluate the impact of OBBBA and related guidance; however, given the Company’s full U.S. valuation allowance, the OBBBA does not have a material impact on the Company’s unaudited condensed consolidated financial statements.

10.
Net Income (Loss) Per Share

The Company computes net income (loss) per share utilizing the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed income. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting. As a result, the basic and diluted net income (loss) per share for all shares of Class A common stock and Class B common stock are the same and therefore presented on a combined basis.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(1,844)	$341	$(560,356)	$(39,049)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment (1)	—	—	104,174	—
Undistributed earnings attributable to participating securities	—	(269)	—	—
Net income (loss) attributable to common stockholders, basic	$(1,844)	$72	$(456,182)	$(39,049)
Undistributed earnings attributable to participating securities	—	269	—	—
Undistributed reallocated earnings attributable to participating securities	—	(257)	—	—
Net income (loss) attributable to common stockholders, diluted	$(1,844)	$84	$(456,182)	$(39,049)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic	78,858	13,623	46,173	13,512
Dilutive effect of assumed exercise of options to purchase common stock	—	2,961	—	—
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, diluted	78,858	16,584	46,173	13,512
Net income (loss) per share attributable to common stockholders, basic	$(0.02)	$0.01	$(9.88)	$(2.89)
Net income (loss) per share attributable to common stockholders, diluted	$(0.02)	$0.01	$(9.88)	$(2.89)
(1)
As discussed in Note 7, Redeemable Convertible Preferred Stock, the Company has concluded that transactions contemplated by the Stock Repurchase Agreement resulted in a modification which should be accounted as an extinguishment transaction. This extinguishment was treated as a deemed contribution for the purpose of calculating net income attributable to common stockholders.

Certain potentially issuable shares have been excluded from the calculation of diluted net income (loss) per share during the three and nine months ended September 30, 2025 and September 30, 2024 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Preferred Stock	2,582	—	2,582	48,150
Stock options	2,089	—	2,089	3,048
Restricted stock units	5,406	—	5,406	15,429
Performance restricted stock units	5,691	—	5,691	11,425
Restricted stock awards	—	—	—	2,597
Total	15,768	—	15,768	80,649

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company engages the law firm of Perkins Coie LLP for various legal services. Fees incurred for services provided by Perkins Coie LLP for the nine months ended September 30, 2025 were $1.1 million, of which $0.5 million were included in accounts payable and accrued liabilities included in the unaudited condensed consolidated balance sheets. Fees incurred for services provided by Perkins Coie LLP for the nine months ended September 30, 2024 were $0.8 million, of which $0.7 million were included in accounts payable and accrued liabilities included in the unaudited condensed consolidated balance sheets.

12.
Segment Information

Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), which the Company has identified as being the CEO, in deciding how to allocate resources and assessing performance. The Company operates in one operating segment and one reportable segment. The Company’s CODM allocates resources and assesses performance at the consolidated level.

The CODM uses consolidated net income (loss) as the measure of profit or loss in order to identify underlying trends in the performance of the business and to allocate resources and assess performance. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. Consolidated financial forecasts and budget to actual results are also used by the CODM to assess performance and allocate resources, make strategic decisions related to headcount and incur capital expenditures.

The CODM reviews total assets as reported on the consolidated balance sheets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

The table below presents the Company’s unaudited consolidated net income (loss) including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$154,211	$100,615	$417,134	$273,148
Less (add):
Excess and obsolete inventory charge (1)	—	—	—	1,812
Restructuring, acquisition and other expenses (2)	1,171	(44)	4,139	8,727
Stock-based compensation expense (3)	34,847	115	625,837	725
Other segment expenses (4)	(3,795)	(4,092)	1,815	(19,740)
Cost of revenue (excluding 1,2,3, 4)	26,345	21,262	73,534	66,453
Research and development (excluding 2,3,4)	22,360	23,859	67,174	76,839
Sales and marketing (excluding 2,3,4)	57,533	44,473	153,797	129,276
General and administrative (excluding 2,3,4)	17,594	14,701	51,194	48,105
Net income (loss)	$(1,844)	$341	$(560,356)	$(39,049)

(4) Other segment expenses include other income, net, employer taxes related to stock-based compensation expense, amortization of intangible assets and provision for (benefit from) income taxes.

Hinge Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company currently sells its subscriptions to its clients and generates revenue in the United States.

Long-lived assets are composed of intangible assets, property, equipment and software, net and right-of-use assets. Long-lived assets by geographical location are as follows (in thousands):

	September 30,	December 31,
	2025	2024
United States	$17,865	$18,128
Outside the United States	1,015	666
Total	$18,880	$18,794

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

We believe that we grow efficiently because of our scalable, repeatable go-to-market model. We sell through our direct sales force and our partners. Once we contract with a client, we are most often the sole digital MSK care provider offered to their contracted lives for an average contract term of three years. For the term of each contract, we are able to enroll, engage, and re-engage the client’s eligible lives, driving a recurring, repeatable revenue model. As of September 30, 2025, we had over 50 partners. Our partners include the five largest national health plans by self-insured lives, and the top three PBMs by market share.

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

We are a research-led organization and we routinely expand our platform with new programs, capabilities, and features. Over the last four years, we: launched new programs to address six additional affected areas; launched Enso to deliver a non-addictive, non-invasive alternative for pain relief; developed HingeConnect for real-time care interventions and external provider coordination; and integrated TrueMotion, our proprietary AI-powered motion tracking technology, to replace wearable sensors for our members. In 2022, we launched women’s pelvic health, a specialized care program within our chronic program, and, in 2023, we launched a fall prevention program for eligible lives in our Medicare Advantage population.

Recent Developments

Initial Public Offering

In May 2025, we completed our IPO, in which we issued and sold an aggregate of 8,522,528 shares of our Class A common stock, and certain of our stockholders sold 7,193,372 shares of Class A common stock at a public offering price of $32.00 per share. We received aggregate proceeds of $255.7 million, net of underwriting discounts and commissions before deducting offering expenses payable by us. We used substantially all of the proceeds from the IPO to pay employee taxes for the settlement of RSUs and PRSUs. Immediately prior to the completion of the IPO, we amended and restated our certificate of incorporation to provide for (i) the reclassification of all outstanding shares of our common stock (other than those held by our Founders and their affiliates) into an equal number of shares of Class A common stock, (ii) the reclassification of all shares of our common stock underlying outstanding equity awards under our 2017 Plan (other than those held by our Founders) into shares of Class A common stock pursuant to an amendment to the 2017 Plan, (iii) the reclassification of all outstanding common stock held by our Founders and their affiliates into an equal number of shares of Class B common stock, (iv) the reclassification of all shares of the Company’s common stock underlying outstanding equity awards under our 2017 Plan held by our Founders into shares of Class B common stock pursuant to an amendment to the 2017 Plan, (v) the amendment of the terms of the outstanding Series E preferred stock, to provide that such shares are initially convertible into shares of Class B common stock, (vi) the automatic conversion and reclassification of 42,986,472 of outstanding shares of our redeemable convertible preferred stock, or all outstanding shares of Series A-1, Series A-2, Series B, Series C, Series C-1, and Series D redeemable convertible preferred stock, into an aggregate of 42,986,472 shares of Class B common stock, and (vii) the voluntary conversion of 1,748,504 outstanding shares of Series E preferred stock into the same amount of shares of Class B common stock.

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

Our Business Model

Go-to-Market Motion—Revenue Generation Process

We have rapidly grown our client base, expanding to approximately 2,560 clients as of September 30, 2025 compared to 2,047 clients as of September 30, 2024 and 2,250 clients as of December 31, 2024 compared to 1,650 clients as of December 31, 2023. This expansion has given us access to an increased number of contracted lives, which grew to approximately 20 million as of December 31, 2024 from 16 million as of December 31, 2023. There are two ways we increase our contracted lives: through new client additions and through accessing additional contracted lives within a current client.

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

The majority of new clients enter into contracts with us in the second half of each calendar year, which aligns with the typical employee benefit enrollment period. We launch our platform for most of these clients in the first half of the following calendar year. We have seen varying levels of intra-year launches since our inception. While some clients choose to sign and launch within the same year, these are generally a much smaller percentage of our business. Due to these patterns and our annual subscription-based model, the timing of our revenue has historically been predictable. Our calculated billings, however, show seasonality with fluctuations based on the timing of new client launches and number of intra-year launches. Historically, our calculated billings are highest in the second quarter of the year, as this is when we are able to bill the majority of clients who entered into contracts in the preceding year. Consequently, our free cash flow is typically highest in the second or third quarter and is usually lowest in the first quarter due to increased new client onboarding expenses preceding cash inflows in the first quarter, and slowing billings associated with the holidays in the prior fourth quarter. We anticipate that this seasonality will continue, though may fluctuate year to year, and therefore focus on LTM calculated billings as a result. Given the annual subscription model and ratable revenue recognition, however, our quarterly revenue stream has historically been highly predictable and has not displayed the same seasonality trends.

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

	September 30,		December 31,
	2025	2024	2024	2023
Clients	2,560	2,047	2,256	1,657
LTM calculated billings (in thousands)	$624,171	$416,916	$467,504	$328,827

	December 31,
	2024	2023
Members	532,326	370,526
LTM average eligible lives (in thousands)	15,747	12,181

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$154,211	$100,615	$417,134	$273,148
Cost of revenue (1)	28,012	21,358	92,939	69,334
Gross profit	126,199	79,257	324,195	203,814
Operating expenses:
Research and development (1)	31,921	23,785	335,382	78,468
Sales and marketing (1)	63,520	44,570	257,464	131,607
General and administrative (1)	36,851	14,747	304,976	46,559
Total operating expenses	132,292	83,102	897,822	256,634
Loss from operations	(6,093)	(3,845)	(573,627)	(52,820)
Other income:
Other income, net	4,455	5,295	14,147	15,399
Income (loss) before income taxes	(1,638)	1,450	(559,480)	(37,421)
Provision for income taxes	206	1,109	876	1,628
Net income (loss)	$(1,844)	$341	$(560,356)	$(39,049)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,401	$22	$17,842	$94
Research and development	8,259	36	257,068	198
Sales and marketing	5,960	36	101,010	217
General and administrative	19,227	21	249,917	216
	$34,847	$115	$625,837	$725

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	18%	21%	22%	25%
Gross profit	82%	79%	78%	75%
Operating expenses:
Research and development	21%	24%	80%	29%
Sales and marketing	41%	44%	62%	48%
General and administrative	23%	15%	73%	17%
Total operating expenses	85%	83%	215%	94%
Loss from operations	(3)%	(4)%	(138)%	(19)%
Other income:
Other income, net	3%	5%	3%	6%
Income (loss) before income taxes	—%	1%	(134)%	(14)%
Provision for income taxes	—%	1%	—%	1%
Net income (loss)	—%	—%	(134)%	(13)%

Note: Totals of percentage of revenue may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Revenue	$154,211	$100,615	$53,596	53%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Revenue	$417,134	$273,148	$143,986	53%

Revenue for the three months ended September 30, 2025 increased by $53.6 million, or 53%, compared to the three months ended September 30, 2024 and revenue for the nine months ended September 30, 2025 increased by $144.0 million, or 53%, compared to the nine months ended September 30, 2024. The increases in both periods were due to revenue growth from existing clients. Due to the timing of our sales cycle, revenue from new clients contracted in a given year is largely recognized in the following year. As such, our revenue growth in the three months and nine months ended September 30, 2025 came from existing clients that were contracted in 2024 or prior. The increase within existing clients was the result of retaining members within, and adding more members to, our existing client base.

Additionally, we had 2,560 clients as of September 30, 2025 compared to 2,047 clients as of September 30, 2024, representing a period-over-period growth rate of 25%. This increase in clients contributed to an increase in revenue of $10.8 million and $18.0 million for three and nine months ended September 30, 2025, respectively.

Cost of Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Cost of revenue	$28,012	$21,358	$6,654	31%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Cost of revenue	$92,939	$69,334	$23,605	34%

Cost of revenue for the three months ended September 30, 2025 increased by $6.7 million, or 31%, compared to the three months ended September 30, 2024. The increase was primarily due to an increase of $2.8 million in inventory costs, $1.9 million in hosting costs and $1.4 million in stock-based compensation expense related to equity awards which vest post IPO.

Cost of revenue for the nine months ended September 30, 2025 increased by $23.6 million, or 34%, compared to the nine months ended September 30, 2024. The increase was due to an increase of $17.7 million in stock-based compensation expense, which was primarily related to the satisfaction of certain vesting criteria achieved with the IPO. In addition, there was an increase in hosting costs of $3.1 million, payroll-related costs of $1.8 million, a $0.9 million increase from employer taxes related to stock-based compensation expense and inventory costs of $0.8 million.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Gross profit	$126,199	$79,257	$46,942	59%
Gross margin	82%	79%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Gross profit	$324,195	$203,814	$120,381	59%
Gross margin	78%	75%

Gross margin for the three months ended September 30, 2025 increased by 3 percentage points compared to the three months ended September 30, 2024. The increase was due to an increase in efficiencies related to our care team, partially offset by an increase in stock-based compensation expense.

Gross margin for the nine months ended September 30, 2025 increased by 3 percentage points compared to the nine months ended September 30, 2024. The increase was due to an increase in efficiencies related to our care team and supply chain operations, partially offset by an increase in stock-based compensation expense.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Research and development	$31,921	$23,785	$8,136	34%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Research and development	$335,382	$78,468	$256,914	327%

Research and development expenses for the three months ended September 30, 2025 increased by $8.1 million, or 34%, compared to the three months ended September 30, 2024. The increase was primarily due to an increase of $8.2 million in stock-based compensation expense related to equity awards which vest post IPO.

Research and development expenses for the nine months ended September 30, 2025 increased by $256.9 million, or 327%, compared to the nine months ended September 30, 2024. The increase was due to an increase of $256.9 million in stock-based compensation expense, which was primarily related to the satisfaction of certain vesting criteria achieved with the IPO. In addition, there was an increase of $10.0 million in employer payroll taxes related to stock-based compensation, which was partially offset by a decrease of $5.9 million in personnel-related costs due to lower headcount and a decrease of $3.3 million in restructuring expenses as compared to the nine months ended September 30, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Sales and marketing	$63,520	$44,570	$18,950	43%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Sales and marketing	$257,464	$131,607	$125,857	96%

Sales and marketing expenses for the three months ended September 30, 2025 increased by $19.0 million, or 43%, compared to the three months ended September 30, 2024. The increase was primarily due to an increase of $5.9 million in stock-based compensation expense related to equity awards which vest post IPO, $5.9 million in marketing and promotion costs, $5.2 million in commissions, and $1.1 million in payroll-related costs.

Sales and marketing expenses for the nine months ended September 30, 2025 increased by $125.9 million, or 96%, compared to the nine months ended September 30, 2024. The increase was due to an increase of $100.8 million in stock-based compensation expense, which was primarily related to the satisfaction of certain vesting criteria achieved with the IPO. In addition, there was an increase of $13.2 million in commissions, $9.1 million in marketing and promotion costs, $2.7 million in employer payroll tax expense related to stock-based compensation expense and $1.4 million in payroll-related costs, which were partially offset by a decrease of $1.9 million in expenses as compared to the nine months ended September 30, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
General and administrative	$36,851	$14,747	$22,104	150%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
General and administrative	$304,976	$46,559	$258,417	555%

General and administrative expenses for the three months ended September 30, 2025 increased by $22.1 million, or 150%, compared to the three months ended September 30, 2024. The increase was due to an increase of $19.2 million in stock-based compensation expense related to equity awards which vest post IPO. In addition, there was an increase of $2.0 million in other professional related expenses due to compliance activities.

General and administrative expenses for the nine months ended September 30, 2025 increased by $258.4 million, or 555%, compared to the nine months ended September 30, 2024. The increase was due to an increase of $249.7 million in stock-based compensation expense, which was primarily related to the satisfaction of certain vesting criteria achieved with the IPO. In addition, there was an increase of $3.8 million in professional related expenses and $3.7 million from employer payroll taxes related to stock-based compensation expense, which was partially offset by a decrease of $1.5 million in expenses as compared to the nine months ended September 30, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

Other Income, Net

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Other income, net	$4,455	$5,295	$(840)	(16)%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentage)
Other income, net	$14,147	$15,399	$(1,252)	(8)%

Other income, net for the three months ended September 30, 2025 decreased $0.8 million compared to the three months ended September 30, 2024, and other income, net for the nine months ended September 30, 2025 decreased $1.3 million compared to the nine months ended September 30, 2024. The decrease in both periods were primarily due to lower interest earned from our cash, cash equivalents, and marketable securities held in interest-bearing accounts.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2025, decreased by $0.9 million, or 81%, compared to the three months ended September 30, 2024. This decrease was primarily due to lower state and foreign taxes.

Provision for income taxes for the nine months ended September 30, 2025, decreased by $0.8 million, or 46%, compared to the nine months ended September 30, 2024. This decrease was primarily due to a decrease in state and foreign taxes and a benefit due to stock-based compensation expense incurred as part of the IPO.

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

The following table provides a reconciliation of non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
GAAP gross profit	$126,199	$79,257	$324,195	$203,814
GAAP gross margin	82%	79%	78%	75%
Excess and obsolete inventory charges (1)	—	—	—	1,812
Stock-based compensation expense (2)	1,401	22	17,842	94
Employer payroll tax expense related to stock-based compensation	40	—	933	—
Amortization of intangible assets	224	94	630	284
Restructuring and other expenses	—	(20)	—	691
Non-GAAP gross profit	$127,864	$79,353	$343,600	$206,695
Non-GAAP gross margin	83%	79%	82%	76%

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

The following table provides a reconciliation of non-GAAP income (loss) from operations and operating margin to income (loss) from operations and operating margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
GAAP loss from operations	$(6,093)	$(3,845)	$(573,627)	$(52,820)
GAAP operating margin	(4)%	(4)%	(138)%	(19)%
Excess and obsolete inventory charges (1)	—	—	—	1,812
Stock-based compensation expense (2)	34,847	115	625,837	725
Employer payroll tax expense related to stock-based compensation	228	—	14,455	(6,253)
Amortization of intangible assets	224	94	630	284
Restructuring and other expenses	—	(44)	—	8,627
Acquisition-related expenses	1,171	—	4,139	100
Non-GAAP income (loss) from operations	$30,377	$(3,680)	$71,434	$(47,525)
Non-GAAP operating margin	20%	(4)%	17%	(17)%

(1)
Reflects our strategic decision in the first half of 2023 to shift away from providing kits with tablets and wearable sensors. As part of this shift, we began to provide access to our platform through our app on members’ personal smartphones or tablets and replaced all sensors for members with our proprietary AI-powered motion tracking technology.
(2)
Stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,401	$22	$17,842	$94
Research and development	8,259	36	257,068	198
Sales and marketing	5,960	36	101,010	217
General and administrative	19,227	21	249,917	216
	$34,847	$115	$625,837	$725

Free Cash Flow and Free Cash Flow Margin

We define free cash flow as net cash provided by (used in) operating activities plus cash used for employer payroll taxes at IPO related to stock-based compensation and less purchases of property, equipment and software (including capitalized internal-use software). We believe that free cash flow is a helpful indicator of liquidity that provides information to management and investors about the amount of cash generated or used by our operations that, after taking into account the employer payroll taxes paid as part of the vesting of shares at IPO as well as investments in property, equipment and software (including capitalized internal-use software), can be used for strategic initiatives, including investing in our business and strengthening our financial position. The principal limitation of free cash flow is that it does not represent the total increase or decrease in our cash balance for a given period. We define free cash flow margin as free cash flow divided by revenue.

The following table provides a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities and operating cash flow margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net cash provided by operating activities	$82,398	$28,397	$107,548	$10,663
Operating cash flow margin	53%	28%	26%	4%
Adjustment for employer taxes at IPO related to stock-based compensation	—	—	14,227	—
Less purchases of property, equipment and software (including capitalized internal use software)	(1,117)	(860)	(3,701)	(2,743)
Free cash flow	$81,281	$27,537	$118,074	$7,920
Free cash flow margin	53%	27%	28%	3%

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

As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $261.3 million, and marketable securities of $233.8 million. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Our marketable securities consist of U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. Our primary uses of cash are personnel-related, inventory and selling, marketing and related costs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$107,548	$10,663
Net cash (used in) provided by investing activities	(76,067)	21,426
Net cash (used in) provided by financing activities	(70,923)	133

Operating Activities

Net cash provided by operating activities was $107.5 million for the nine months ended September 30, 2025. This primarily related to our net loss of $560.4 million and net cash outflows of $0.7 million due to changes in operating assets and liabilities, adjusted for non-cash charges of $668.6 million. The change in operating assets and liabilities was driven by an increase in accounts receivable of $47.6 million, an increase in deferred commissions of $38.3 million, an increase in other assets of $8.1 million, an increase in prepaid expenses and other current assets of $8.0 million, and an increase in inventory of $2.9 million, partially offset by an increase in deferred revenue of $82.1 million and an increase in accounts payable and accrued liabilities of $25.0 million. The changes were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.

Net cash provided by operating activities was $10.7 million for the nine months ended September 30, 2024. This primarily related to our net loss of $39.0 million and net cash inflows of $14.7 million due to changes in operating assets and liabilities, adjusted for non-cash charges of $35.0 million. The change in operating assets and liabilities was driven by an increase in deferred revenue of $69.6 million and a decrease in inventory of $3.8 million, partially offset by an increase in deferred commissions of $27.7 million, an increase in accounts receivable of $17.2 million, a decrease in accounts payable of $8.2 million, a decrease in operating lease liabilities of $3.6 million and an increase in prepaid expenses and other current assets of $2.4 million. The changes were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.

Investing Activities

Net cash used in investing activities was $76.1 million for the nine months ended September 30, 2025, driven by net purchases of marketable securities of $68.4 million, $4.0 million used to purchase a business and $3.7 million used for purchases of property, equipment and capitalized internal-use software.

Net cash provided by investing activities was $21.4 million for the nine months ended September 30, 2024, driven by net proceeds from maturities of marketable securities of $24.2 million, offset in part by $2.7 million used for purchases of property, equipment and capitalized internal-use software.

Financing Activities

Net cash used in financing activities was $70.9 million for the nine months ended September 30, 2025, consisting of $272.3 million used for employee taxes related to the net settlement of RSUs and PRSUs, $50.0 million related to the repurchase of Series E preferred stock and payments of deferred offering costs of $10.1 million, partially offset by proceeds of $255.7 million from the issuance of common stock in connection with the IPO, net of issuance costs and $4.9 million in proceeds related to the repayment of non-recourse loans.

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2024, consisting of $0.4 million of proceeds from the exercise of employee stock options partially offset by payments of deferred offering costs of $0.3 million related to our IPO.

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

Lease Obligations

We enter into various non-cancellable lease agreements for certain office space in the normal course of business. Our non-cancellable lease obligations as of December 31, 2024 were $11.1 million, of which $3.8 million is payable within 12 months. Our non-cancellable lease obligations as of September 30, 2025 were $9.0 million, of which $4.2 million is payable within 12 months.

Other Contractual Obligations

We enter into various non-cancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of December 31, 2024 and September 30, 2025 were not material for disclosure purposes.

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

Interest Rate Risk

As of September 30, 2025, we had $261.3 million in cash and cash equivalents and $233.8 million of marketable securities. Our cash, cash equivalents, and marketable securities consist of cash held in readily available checking, money market accounts, U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. As of September 30, 2025, we did not hold any financial instruments for trading purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The effect of a hypothetical 10% change in interest rates would have a $0.1 million impact on our consolidated statement of operations for the nine months ended September 30, 2025.

Foreign Currency

We have employees and contract with vendors in foreign countries, primarily in India and Canada. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. Given our exposure to these fluctuations is only applicable to a small portion of our expenses, we do not hedge our foreign currency exchange rate risk.

We report gains and losses from foreign currency transactions in other income in the statement of operations. The impact of foreign currency costs on our operations has been immaterial for all periods presented, but we may experience material foreign exchange gains or losses in the future. As of September 30, 2025, a 10% increase or decrease in current exchange rates would not have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings or subject to claims and investigations in the ordinary course of business. We are not presently a party to any litigation to which the outcome, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, or financial condition. Future litigation may be necessary to defend ourselves and our clients by determining the scope, enforceability, and validity of third-party proprietary rights, to establish our proprietary rights, or for other matters. Involvement in such proceedings is costly and can impose a significant burden on management and employees. We cannot predict the results of any such proceedings, claims, or investigations, and despite the potential outcomes, the existence thereof may have a material adverse impact on us due to diversion of management time and attention as well as the financial costs related to resolving such matters.

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

While we have experienced revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve or maintain profitability in the future. We incurred a net loss of $11.9 million and $108.1 million for the years ended December 31, 2024 and 2023, respectively, and we incurred net loss of $560.4 million and $39.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.1 billion. We have incurred net losses on an annual basis since our inception. We expect our costs will continue to increase in the foreseeable future as we expect to invest additional funds to grow our business, maintain and increase our members and clients, expand our engagement with partners, hire additional employees, including our care team, develop new programs and enhance our platform. We may not be able to sustain our growth or achieve or maintain profitability in the future. Our efforts to maintain and increase our client base and our members may be more challenging than we anticipate, and we may not be able to maintain the historical growth rate of our client base and our members. Our efforts to grow our business may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Our limited operating history may make it difficult to evaluate our current business and our future prospects.

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

We were formed in 2012 and launched our first U.S. client in 2016. Accordingly, we have a limited operating history, which makes it difficult to evaluate our operations and future prospects. As a result of our limited operating history, we have limited insight into trends that may emerge and affect our business. As such, we face risks and uncertainties relating to our ability to implement our business plan successfully, including, without limitation, our ability to maintain and increase our clients, members, contracted lives, and partners, expand our business in existing markets and enter new markets, and our ability to accurately forecast our future results of operations, including revenue, margins, cash flow, and net income (loss), as well as plan our operating expenses. In addition, our business is affected by general macroeconomic and business conditions in the United States and around the world, including fluctuating interest rates, political and market instability and uncertainty, inflationary pressures, government shutdowns, terrorist activities and armed conflicts, and other health crises and natural disasters that affect us and our clients, members, and partners. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets or changes in business and economic conditions generally, or if we do not address these risks successfully, our results of operations and financial results may differ materially from our expectations and our business may suffer. These risks and challenges could affect fundamental aspects of our business, including our ability to:

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

Our ability to maintain members depends on our ability to provide an engaging, effective, accessible, and competitive platform. In addition, we believe our future success will depend in part on our ability to increase both the speed and success of member enrollment, by improving our outreach to contracted lives, engagement with contracted lives and members, enrollment methodology, hiring and training qualified professionals, and increasing our ability to integrate into large-scale, complex technology environments. Such members or contracted lives rely on various sources to determine the effectiveness of our platform and programs. For example, if PBMs at our clients do not perceive our platform and programs to be useful, effective, reliable, and trustworthy, we may not be able to attract or retain members or otherwise maintain or increase the frequency and duration of their engagement. Lack of support for our platform and programs from PBMs can affect how receptive potential clients will be to engage with us and offer our platform and programs to their contracted lives. Subsequently, such a decrease in our ability to engage new members or retain existing members due to negative perception could render us less attractive to our potential clients that could provide direct access to additional contracted lives and members, which may have a material and adverse impact on our revenue, business, results of operations, and financial condition. Moreover, members who may benefit from our platform and programs may lose interest and disengage, and ultimately not re-enroll, for reasons outside of our control that are not in response to the effectiveness or utility of our platform and programs.

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

An individual covered by a high deductible health plan (“HDHP”) is generally ineligible to make health savings account (“HSA”) contributions if they separately receive any non-HDHP coverage, subject to certain exceptions. Congress recently made permanent a provision originally contained in Section 3701 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which permits plan sponsors to provide telehealth services to HDHP participants before the participant satisfies the deductible without risking their HSA eligibility. While the permanency of this provision offers greater clarity with respect to the availability of pre-deductible telehealth coverage, ongoing regulatory oversight of its implementation remains. We anticipate the Internal Revenue Service (the “IRS”) may issue guidance which could limit the scope of this safe harbor. The timing and exact nature of any such rules, if any, are unknown at this time. Nonetheless, Section 223(c)(2)(A) of the Code provides a different safe harbor that allows HDHP participants to receive benefits from certain employee assistance programs, disease management, and wellness programs before they meet their HDHP deductible as long as these programs do not offer significant benefits in the nature of medical care or treatment. It could materially affect our business if and to the extent health plans elect to cease being clients rather than relying on the safe harbor set forth in Section 3701 or Section 223(c)(2)(A) of the Code and related guidance, particularly if the IRS issues regulations or guidance that limits the telehealth safe harbor or creates uncertainty regarding its application.

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

As of September 30, 2025 and December 31, 2024, we had over 50 partners. Historically, a majority of our clients contracted with us through a limited number of large national or regional health plans and other partners who are large nationwide PBMs. Client contracts through our partners accounted for 79% of our revenue for the year ended December 31, 2024 and 78% of our revenue for the year ended December 31, 2023 and 83% and 83% of our revenue for the nine months ended September 30, 2025 and 2024. For the years ended December 31, 2024 and 2023 and the nine months ended September 30, 2025 and 2024, client contracts through each of our top three partners, which are all large national health plans, represented more than 10% of our revenue. For the years ended December 31, 2024 and 2023, client contracts through (i) Health Care Service Corporation (“HCSC”) accounted for 17.1% and 20.3% of our revenue, respectively, (ii) Elevance Health, Inc., formerly known as Anthem, Inc. (“Elevance”), accounted for 14.0% and 10.5% of our revenue, respectively, and (iii) Aetna Life Insurance Company (“Aetna”) accounted for 11.6% and 12.6% of our revenue, respectively. For the nine months ended September 30, 2025 and 2024, client contracts through (i) HCSC accounted for 17.9% and 18.9% of our revenue, respectively, (ii) Elevance accounted for 13.8% and 13.6% of our revenue, respectively, and (iii) Aetna accounted for 10.0% and 13.0% of our revenue, respectively. These partners are not required to work with us on an exclusive basis. Additionally, we expect the distribution of revenue and our top three partners to change over time. If we are unable to establish, maintain, or grow these relationships over time or if the partners refer business to our competitors instead, we are likely to lose a portion of our clients and our business, results of operations, and financial condition will suffer. The loss of any of our key partners could impact the growth rate of our revenue, business, and results of operations as we work to obtain new partners or replacement relationships and to contract directly with affected clients or through another partner affiliated with affected clients. Additionally, if the financial terms of our agreements with key partners, particularly major health plans, become less favorable to us as they are renewed, our business, results of operations, and financial condition could be adversely affected.

Our partnership agreements generally have an average contract term of three years. As of September 30, 2025, none of our agreements with our top three partners were due to expire prior to 2027. Each of the agreements are terminable, however, by our partners for convenience, subject to a notice period. In addition, the agreements may be terminated for other reasons, which include material breach of the agreement or our insolvency. As a result, contracts with these partners may be terminated before their term expires, and our partners may seek to renegotiate the terms of their agreements before their term expires. If a partner were to terminate its contract with us, we would need to contract directly with affected clients or through another partner affiliated with affected clients, such as a PBM. In such an event, we may be required or may choose to expend resources in order to recontract with the client and such efforts could be costly, time-consuming, or ultimately unsuccessful. Our partnership agreements often include provisions for administrative or marketing fees payable to partners when we contract with a client through them. In our negotiations with health plan contracts, we may also agree to terms in favor of the health plans that could expose us to potentially high expenses or liabilities, including unfavorable indemnification clauses that promise to indemnify the plans if the use of our platform and programs does not qualify for “first-dollar” coverage due to legislative changes. See the risk factor titled “—Risks Related to Legal and Regulatory Matters—Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.”

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

We intend to continue to make investments to support the growth of our platform and programs and may require additional funds for such development. We may need additional funding for marketing expenses, to develop and expand sales resources, develop new features, enhance our platform and programs, or acquire complementary businesses and technologies to further grow our business and the platform and programs we can offer. Accordingly, we may need or want to engage in future equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in capital markets and lower market prices for many securities may, among other things, affect our ability to access new capital on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our platform and programs, support our business growth, and respond to business challenges could be significantly impaired, and our business, results of operations, and financial condition could be adversely affected.

If we are not able to maintain and enhance our reputation and brand recognition, our business, results of operations, and financial condition may be materially adversely affected.

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

A decline in the prevalence of employer-sponsored healthcare could cause our revenue to decline.

We currently derive a large portion of our revenue from our agreements with clients that purchase healthcare for their employees, including through insurance or self-funded benefit plans. These clients offer all of or a portion of their employees enrollment in our platform who, in turn, become contracted lives. A large part of the demand for our platform and programs among clients depends on the need of these clients to manage the costs of healthcare services that they pay on behalf of their employees. Various factors, including changes in the healthcare insurance market or in government regulation of the healthcare industry, could cause a decline in employer-sponsored healthcare, which could adversely affect the market for our platform and programs and negatively affect our business, results of operations, and financial condition. Some experts have predicted that future healthcare reform will encourage employer sponsored health insurance to become significantly less prevalent as employees, including current or potential contracted lives of our clients or potential clients, or current or potential members, migrate to obtaining their own insurance through state sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue derived from clients that purchase healthcare for their contracted lives by increasing the acquisition of members by other means and our business, results of operations, and financial condition could be materially adversely affected.

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

AI Technologies have been known to produce false or “hallucinatory” inferences or outputs and may subject us to new or heightened legal, regulatory, ethical, or other challenges. In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, flawed, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, any of which may not be easily detectable, the performance of our platform and programs, and business, as well as our reputation and the reputations of our clients, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

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

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our platform and programs and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our platform and programs or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our platform and programs may become less appealing to our clients and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our platform and programs, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

Moreover, the regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations, in particular where the AI Technologies are used or relied on in delivering healthcare services. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes, such as various U.S. and state governmental and regulatory agencies relating to data privacy and medical and physical therapy practice, regulate certain aspects of AI Technologies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI Technologies or are considering general legal frameworks for the regulation of AI Technologies. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development and deployment of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review rulemaking taken pursuant to the rescinded Biden executive order and, if possible, rescind any such rulemaking to the extent it is consistent with, or presents a barrier to, the Trump administration’s new executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act of 2018 (“CCPA”) regarding the use of automated decision-making technology which become effective on January 1, 2026 and will require businesses using automated decision-making technology to comply with certain notice, opt-out and access request requirements by January 1, 2027. California also enacted several new laws in 2024 and 2025 that further regulate use of AI Technologies and provide consumers and patients with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI or prohibiting AI systems from using professional terminology, interface elements or branding that suggest or imply medical authority or licensed professional involvement when no such oversight exits. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions, and the recent Texas Responsible Artificial Governance Act (“TRAIGA”), which requires disclosures to patients when AI systems are used by healthcare providers to support diagnosis or treatment planning and permits such AI use only where healthcare providers review all AI-generated records to ensure the data is accurate and properly managed. Such additional regulations may impact our ability to develop and use AI Technologies in the future.

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

As of September 30, 2025, we owned 20 issued patents and 44 pending patent applications in the United States as well as 20 pending PCT applications, 23 foreign issued patents and 57 pending foreign patent applications. As of December 31, 2024, we owned 12 issued patents and 34 pending patent applications in the United States as well as 17 pending PCT applications, 17 foreign issued patents and 59 pending foreign patent applications. Our patents issued in the United States begin expiring in July 2033, excluding any patent term adjustment. The patent positions of technology and virtual care companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach, and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the inventorship, validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may have or obtain patents relating to technologies that overlap or compete with our platform and programs. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

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

We can provide no assurance that our current IT Systems, or those of the third parties upon which we rely, are fully protected against cybersecurity threats. It is possible that we or our third-party vendors, contractors, and consultants may experience cybersecurity and other breach incidents that remain undetected for an extended period. We and certain of our service providers from time to time are subject to cyberattacks and security incidents. Even when a security incident is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and IT Systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our offerings to clients and members. Moreover, we and our third-party vendors, contractors, and consultants collect, store, and transmit sensitive data, including health-related information, personally identifiable information, intellectual property, and proprietary business information in the ordinary course of our business. If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such breaches may in the future require notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder (collectively, “HIPAA”) as well as regulations promulgated by the FTC and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations, and financial condition.

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

Further, parts of our business are subject to HIPAA. HIPAA limits the use and disclosure of individually identifiable health information, or protected health information, and imposes privacy, security, and breach notification obligations on certain healthcare providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. It also mandates the reporting of certain breaches of health information to the U.S. Department of Health & Human Services (“HHS”), affected individuals and if the breach is large enough, the media. The HHS has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. We have experienced such breaches in the past and could be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations, and financial condition.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future clients and strategic partners. For example, the CCPA, as amended by the California Privacy Rights Act (“CPRA”), requires covered businesses that process the personal information of California residents to, among other things, (i) make certain disclosures to California consumers about the business’s data collection, use, and sharing practices; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf.

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

Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of health related and other personal information adopted by the FTC, states Attorneys General, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection and certain state data privacy laws like the CCPA and CPRA require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle or provide access to their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the Federal Trade Commission Act (the “FTC Act”). It may also violate one or more FTC-enforced rules. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTC Act. For information that is not subject to HIPAA and deemed to be “personal health records,” the FTC may also impose penalties for violations of the Health Breach Notification Rule (“HBNR”) to the extent we are considered a “personal health record-related entity” or “third-party service provider.” The FTC has taken several enforcement actions under HBNR recently and indicated that the FTC will continue to protect consumer privacy through greater use of the agency’s enforcement authorities. As a result, our operations may be subject to greater scrutiny by federal and state regulators, partners, and consumers with respect to our collection, use, and disclosure of health information. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states Attorneys General to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

In addition to being subject to extensive, complex, and evolving laws and regulations, many of our contracts with clients include detailed requirements. In order to be eligible to offer certain products, we must demonstrate that we have robust systems and processes in place that are designed to maintain compliance with all applicable legal, regulatory and contractual requirements. These systems and processes frequently are reviewed and audited by our clients and regulators. If our systems and processes designed to maintain compliance with applicable legal and contractual requirements, and to prevent and detect instances of, or the potential for, non-compliance fail or are deemed inadequate or we fail to meet or maintain adherence to our contractual obligations regarding these requirements, we may suffer brand and reputational harm and be subject to contractual damages, regulatory actions, litigation, and other proceedings which may result in damages, fines, suspension or loss of licensure, suspension or exclusion from participation in government programs, and/or other penalties, any of which could adversely affect our businesses, results of operations, and financial condition.

We and our affiliated professional entities are subject to federal, state, and foreign healthcare laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.

We and our affiliated professional entities (collectively referred to as Hinge Health Digital P.C.) are subject to healthcare fraud and abuse regulations and enforcement by federal, state, and foreign governments. These laws may constrain the business or financial arrangements and relationships through which we and our affiliated professional entities conduct our operations. In the United States, the laws that may affect our ability to operate include, but are not limited to:

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
•
the FTC Act and federal and state consumer protection, advertisement, and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the Foreign Corrupt Practices Act (the “FCPA”), which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
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

It is possible that governmental authorities will conclude that our business practices, including certain revenue-sharing and lead generation agreements with our partners or equity arrangements with our physicians, physical therapists, health coaches, or other licensed healthcare professionals, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our affiliated professional entities’ operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us or our affiliated professional entities now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, results of operations, and financial condition.

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

Our contractual relationships with Hinge Health Digital P.C., our affiliated professional entities may implicate certain state laws that generally prohibit the practice of medicine or other licensed professions, including physical therapy, by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment (such activities generally referred to as the corporate practice of medicine) or engaging in certain practices such as fee splitting with such licensed professionals. These prohibitions exist in some form, by statute, regulation, board of medicine or physical therapy, or attorney general guidance, or case law, in certain of the states in which we operate. The interpretation and enforcement of these laws vary significantly from state to state, and in certain states, such as Oregon, California, Massachusetts and New York, existing regulations are being introduced, amended and/or new statutes are being enacted to further restrict the corporate practice of medicine, in particular where the regulators perceive increasingly undue control or restriction over the practice of medicine arising from relationships with lay entities, such as private equity groups and hedge funds. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, results of operations, and financial condition. Regulatory authorities, state boards of medicine, state attorneys general, and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services or that our arrangements with our affiliated professional entities constitute unlawful fee splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our affiliated professional entities to bring our activities into compliance with such laws. A determination of noncompliance, or the termination of or failure to successfully restructure these relationships, could result in disciplinary action, penalties, damages, fines, or a loss of revenue, any of which could have a material and adverse effect on our business, results of operations, and financial condition. State corporate practice and fee splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals from providing clinical services to members of the health plans with whom we contract.

In order to comply with the corporate practice of medicine doctrine in states in which we operate, we have entered into a management or administrative services agreement (an “MSA”) with each of our affiliated professional entities. Under the MSAs, we provide various administrative and non-clinical operations support services in exchange for scheduled fees for our services. As a result, our ability to receive cash fees from our affiliated professional entities generally may be limited to the fair market value of the services provided under the MSAs. To the extent our ability to receive cash fees from our affiliated professional entities may be limited in certain states in which we operate, our ability to use that cash for growth, debt service, or other uses may be impaired and, as a result, our results of operations and financial condition may be adversely affected. In addition, while the MSAs prohibit us from controlling, influencing, or otherwise interfering with the professional practice of any affiliated professional entity and provide that the licensed professionals retain exclusive control and responsibility for all aspects of the professional practice and the delivery of medical or other licensed healthcare services, there can be no assurance that our contractual arrangements and activities with our affiliated professional entities will be free from scrutiny from regulatory authorities, and we cannot guarantee that new regulations and/or subsequent interpretation of the corporate practice of medicine and fee splitting laws will not circumscribe our business operations. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business, results of operations, and financial condition.

While we expect that our relationships with our affiliated professional entities will continue, a material change in our relationship with these entities, whether resulting from a dispute among the entities, a challenge from a governmental regulator, a change in government regulation or new statutes, or the loss of these relationships or contracts, could impair our ability to provide certain services to our members and could harm our business. For example, the succession arrangements in place with the owners of the professional entities include provisions to help ensure an orderly succession of the owner or owners of such professional entities upon the occurrence of certain events. Such succession arrangements may be challenged, which may then impact our relationship with the affiliated professional entities and harm our business, results of operations and financial condition. The MSAs and succession arrangements, including any stock transfer restriction agreements, could also subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to these agreements or arrangements, and any resulting penalties, including monetary fines and restrictions on or agreements or arrangements, and any resulting penalties, including monetary fines and restrictions on or mandated changes to our current business and operating arrangements, could materially adversely affect our business, results of operations, and financial condition.

Our business could be adversely affected by legal challenges to our ability to offer our platform and full range of programs in certain jurisdictions.

The ability to offer our platform and full range of programs in a particular state is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine or other licensed professions, including physical therapy, and healthcare delivery in general in such location, which are subject to changing political, regulatory, and other influences. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and physical therapy and state attorneys general, among others. With respect to remote healthcare services, in the past, state medical and physical therapy boards implemented new rules or interpreted existing rules in a manner that has limited or restricted our affiliated professional entities’ ability to conduct their business as it has been conducted in the past, such as laws that require a provider to be licensed or physically located in the same state where the patient is located. For example, certain of the jurisdictions in which we operate, including Oregon, California, New York, Virginia, and Massachusetts, among others, are not members of the Interstate Medical Licensure Compact, which streamlines the process by which physicians licensed in one state are able to practice in other participating states. However, during the COVID-19 pandemic, many states enacted waivers and adopted other temporary measures that lifted certain restrictions on out-of-state providers and waived certain license requirements to allow greater access to telehealth services during the public health emergency period. Many of these waivers and temporary measures with respect to licensure have expired since the end of the public health emergency and those that have not yet expired may not be reapproved. Accordingly, we must continuously monitor our compliance with laws in every jurisdiction in which we operate and a failure to monitor compliance may have a negative impact on our business. We cannot provide any assurance that our platform and programs, if challenged, will be found to be in compliance with applicable law.

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

Furthermore, in August 2024, Illinois passed an amendment to the Illinois Physical Therapy Act, that limited physical therapists’ ability to provide physical therapy via telehealth to patients in Illinois, which amendment became effective in January 2025. The amendment required, among other things, that initial physical therapy evaluations without a referral or established diagnosis be performed in person and could not be performed via telehealth unless necessary to address a documented hardship, including geographical, physical, or weather-related conditions. Further, the amendment stated that the use of telehealth as a primary means of delivering physical therapy must be an exception and documentation must support the clinical justification. The amendment also required that a physical therapist providing remote care must have the capacity to provide in-person care within Illinois. The Illinois Physical Therapy Act was again amended in August 2025 to remove the above requirements, and we continue to assess its potential impact on our revenue. It is possible that other states may pass similar legislation in the future. We cannot predict the timing or impact of such legislation, however, it could have a material impact on our business, results of operations and financial condition.

Increased regulation and legislative review of remote health care practices could further increase our costs of doing business. Authorities may not agree with our interpretation of existing or future legislation and regulation, which may require us to incur additional costs. Further states may require that members receiving physical therapy have the right to request and receive in-person care, as is the case in West Virginia, and, if so, we will need to offer in-person care options to members in those states, which could increase the cost of offering our platform and programs. If other states were to pass similar measures, it could make it difficult and more expensive to operate our business in general or to operate our business in those states, which could materially adversely affect our business, results of operations and financial condition.

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

Our business entails the risk of medical liability claims against both us and our affiliated professional entities. Although our affiliated professional entities carry insurance covering medical malpractice claims, successful medical liability claims could result in substantial damage awards that exceed the limits of the insurance coverage of our affiliated professional entities. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our platform and programs. As a result, adequate professional liability insurance may not be available in the future at acceptable costs or at all.

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

HingeSelect’s activities are subject to extensive regulation under the laws of those states in which it is duly licensed and those states in which it is not presently licensed. In addition, HingeSelect does not exercise management control over its counterparties, some of which are highly regulated themselves. The laws and regulations applicable to HingeSelect’s business are complex, continually evolving, can be inconsistent or conflict with one another, and may increase the costs of regulatory compliance, limit or restrict the programs or services we provide, or subject our business to the possibility of regulatory actions or proceedings. In general, these laws and regulations are designed to benefit and protect clients, members, and providers rather than us or our investors. In addition, the governmental authorities that regulate our businesses have broad latitude to make, interpret, and enforce the laws and regulations that govern HingeSelect. We also must follow various restrictions on certain of our business put in place by certain state regulators. Insurance regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, monetary fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities, or redress to clients. Any failure of compliance with these laws and regulations, as well as any changes to such laws and regulations or actions by regulatory authorities, could have a material adverse effect on our business, results of operations, and financial condition.

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

We have been, and may in the future be, subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, results of operations, and financial condition. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, healthcare regulatory laws, healthcare privacy laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, insurance laws, and employee benefit laws. We may also become subject to allegations of discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our brand, reputation, and operations. Claims may also arise out of actual or alleged breaches of contract or other actual or alleged acts or omissions by or on behalf of us. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

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

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws and regulations in various jurisdictions in which we currently or may in the future conduct activities, including the FCPA, the U.K. Bribery Act, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act prohibit us and our officers, directors, employees, and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing, or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records, and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition, and reputation. Our policies and procedures may not be sufficient to ensure compliance with these regulations and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible, even if we do not explicitly authorize or have actual knowledge of such activities.

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

In the United States, before we can market a new medical device, or a new use of, or other significant modification to an existing, marketed medical device, such as our Enso device, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), approval of a premarket approval application (“PMA”), or grant of a de novo classification request from the FDA, unless an exemption applies. For example, we have obtained 510(k) clearance of our Enso device for the symptomatic relief and management of chronic intractable pain, and for temporary relief of pain associated with sore and aching muscles in the shoulder, waist, back, neck, upper extremities (arm) and lower extremities (leg) due to strain from exercise or normal household work activities.

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

We develop and offer certain digital applications to our members. The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the FDCA. However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, the Cures Act amended the FDCA to exclude from the definition of “medical device” certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store EHRs, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. Accordingly, we believe some of our currently marketed software, including our Hinge Health application, AI-powered motion tracking technology, and related algorithms are not currently regulated by the FDA as medical devices, or that such products are otherwise subject to FDA’s current enforcement discretion policies applicable to software products.

However, there is a risk that the FDA could disagree with our determinations, or that the FDA could alter its enforcement discretion policies, and in each case, subject our digital applications to more stringent medical device regulations. Similar risks may exist in foreign jurisdictions.

In certain international jurisdictions where we offer our global program, our global program is considered a medical device and is therefore subject to various requirements enforced by foreign regulatory authorities or notified bodies. Similar classifications and requirements may apply in additional international jurisdictions where we may offer our global program in the future. In addition, if the FDA determines that any of our current or future platform and programs, including the functions available within our Hinge Health application, constitute medical devices and are not otherwise subject to enforcement discretion, such platform and programs would become subject to various requirements under the FDCA and the FDA’s implementing regulations. As such, we may be required to cease marketing or to recall the affected platform and programs until we obtain the requisite clearances, approvals or certifications and may otherwise be subject to enforcement action, which would entail significant cost and could harm our reputation, business, results of operations, and financial condition. The process of seeking clearance, approval or certification can be expensive and time-consuming, and there is no guarantee that we would be successful in obtaining any necessary clearance, approval or certification. On April 22, 2025, we received a letter from the FDA requesting information from us regarding the marketing of our proprietary AI-powered motion tracking technology, TrueMotion, and the basis for our determination that we are not required to obtain FDA clearance or approval for it and that no prescription is required for its use. We have responded to these questions in a manner we believe will be acceptable to the FDA, although there can be no assurance the FDA will agree with our analysis.

Failure to comply with regulatory requirements for medical devices could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

Because we have obtained 510(k) clearance for our Enso device in the United States, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance for our Enso device. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, any marketing authorizations we are granted are limited to the cleared or approved indications for use. Further, the manufacturing facilities for a product are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer, or manufacturing facility may result in restrictions on the product, manufacturer, or manufacturing facility, including withdrawal of the product from the market or other enforcement actions. In addition, we distribute the Perifit pelvic trainer device, which is manufactured by a third-party supplier. We are subject to certain regulatory requirements as a distributor of this device and a failure to comply with these requirements could have a material impact on our business, results of operations and financial condition.

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
•
client notifications or repair, replacement, or refunds;
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

We and our third-party suppliers and manufacturers are required to comply with the FDA’s current Good Manufacturing Practice requirements for medical devices, known as the Quality System Regulation (“QSR”), which covers among other things, the procedures, methods and documentation for the design, testing, production, controls, quality assurance, handling labeling, packaging, sterilization, storage, and shipping of medical devices, such as the Enso and Perifit devices that we provide to certain members in connection with our platform and programs. We are required to verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of third-party suppliers and subcontractors. Our device products remain subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

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

The Company has determined that the VIE consolidation model applies to Hinge Health Digital P.C., our affiliated professional medical corporations. Such consolidation for accounting or tax purposes does not, is not intended to, and should not be deemed to, imply or provide us any control over the medical or clinical affairs of Hinge Health Digital P.C. Our determination regarding the consolidation of Hinge Health Digital P.C. could be challenged, which could have an adverse effect on our business, results of operations, and financial condition. Further, in the event of a change in accounting standards promulgated by the Financial Accounting Standards Board or in interpretation of its standards, or if there is an adverse determination by a regulatory agency or a court or a change in state or federal law relating to the ability to maintain our agreements or arrangements with Hinge Health Digital P.C., we may not be permitted to continue to consolidate the revenues, expenses, assets, and liabilities of Hinge Health Digital P.C., which could have an adverse effect on our business, results of operations and financial condition.

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
•
sales of large blocks of our Class A common stock, including sales by our Founders or our executive officers and directors;
•
lawsuits threatened or filed against us;

•
anticipated or actual changes in laws, regulations, insurance reimbursement, or government policies applicable to our business;
•
changes in our capital structure, such as future issuances of debt or equity securities;
•
short sales, hedging, and other derivative transactions involving our capital stock;
•
the expiration of lock-up or market standoff agreements;
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

The stock market has experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and materially adversely affect our business, results of operations, and financial condition. In addition, there was no public market for our Class A common stock prior to our IPO, and an active trading market for our Class A common stock may not be sustained.

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

Each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to 15 votes, and each share of our Series E preferred stock is entitled to 15 votes (the number of votes based on the number of shares of our Class B common stock into which such shares of our Series E preferred stock could initially be converted), except the shares of Series E preferred stock are not entitled to vote in connection with the election of directors. As of September 30, 2025, our Founders, their affiliates and stockholders who owned more than 5% of our outstanding capital stock and their respective affiliates held, in the aggregate, a substantial majority of the voting power of our outstanding capital stock. As directors, and as an officer in the case of Mr. Perez, Messrs. Perez and Mecklenburg owe a fiduciary duty to our stockholders to act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Perez and Mecklenburg are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally.

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

Each share of our Series E preferred stock is initially convertible at any time into one share of Class B common stock (subject to any anti-dilution adjustments) at the option of the holder and is not mandatorily redeemable. Each share of our Series E preferred stock will not be convertible into Class B common stock and will instead be convertible into Class A common stock (i) after the Class B Mandatory Conversion Time, (ii) after the date when such holder and its affiliates cease to beneficially own in the aggregate a number of shares equal to at least 50% of the capital stock that such holder and its affiliates beneficially owned as of the Effective Time and (iii) at any time that such Series E preferred stock is held by any person who did not beneficially own the Series E preferred stock as of the Effective Time. Additionally, each share of Series E preferred stock will automatically convert into one share of Class A common stock or Class B common stock, as applicable (subject to any anti-dilution adjustment), upon the sale of our common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act where the public offering price is at least $77.46420 per share and we receive at least $100.0 million in aggregate cash proceeds, net of underwriting discounts and commissions. The holders of our Series E preferred stock will initially vote as though they had converted their shares into shares of our Class B common stock (which conversion ratio is subject to any anti-dilution adjustment), with 15 votes per share; provided, however, that the Series E preferred stock will not entitle such holders to vote with respect to the election of directors. As a result, the voting dynamics of our common stock in connection with the election of directors will change if and when any shares of our Series E preferred stock convert into shares of our Class B common stock. See the section titled “Description of Capital Stock” in our Prospectus for further detail on the rights and preferences of our Series E preferred stock.

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

We, all of our directors and executive officers, the selling stockholders in the IPO, and substantially all other record holders of our outstanding Class A common stock and securities directly and indirectly convertible into or exchangeable or exercisable for our Class A common stock from prior to our IPO are subject to lock-up agreements with the underwriters of the IPO and/or agreements with market standoff provisions that restrict our and their ability to sell or transfer shares of our capital stock for a period of up to 180 days after the date of the Prospectus (the “Lock-up Period”), subject to certain customary exceptions. Notwithstanding the foregoing, the lock-up agreements provide that (1) if (a) the lock-up signatory is an employee of, or other service provider to, us or any of our subsidiaries, and not one of our directors or officers (any such person, an “Employee Stockholder”), as of the date that we publicly announce our earnings for the period ended June 30, 2025 (the “Initial Earnings Release Date”) and (b) the closing price per share of our Class A common stock on the New York Stock Exchange has exceeded 120% of the initial public offering price per share of Class A common stock set forth on the cover page of the Prospectus for at least five trading days (one of which must be a trading day occurring after the Initial Earnings Release Date) out of any ten consecutive trading day period, then up to approximately 1.66 million shares of our common stock would become available for sale in the public market, subject to compliance with our insider trading policy and applicable securities laws, including, without limitation, Rule 144, beginning on the 90th day after the date of the Prospectus, August 19, 2025 (the “Employee Early Release”); and, (2) to the extent not earlier released, all of the securities subject to lock-up agreements or market standoff agreements will become available for sale upon the completion of the 180th day after the date of the Prospectus; provided that, if any such release of common stock or other securities is scheduled to occur during, or within five trading days prior to, a broadly applicable and regularly scheduled period during which trading in our securities would not be permitted under our insider trading policy (a “Blackout Period”), such release will occur on the sixth trading day immediately prior to the commencement of such Blackout Period. The conditions for the Employee Early Release were met and such shares were released on August 19, 2025. In addition, the representatives in the IPO may release certain stockholders from the lock-up agreements and/or market standoff provisions prior to the end of the Lock-up Period, which is expected to occur on November 17, 2025.

Record holders of our securities from prior to our IPO are typically the parties to the lock-up agreements with the underwriters or subject to the market standoff requirements with us referred to above, while holders of beneficial interests in our shares who are not also record holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not record holders and are not bound by market standoff restrictions or lock-up agreements could enter into transactions with respect to those beneficial interests that negatively impact our stock price. In addition, a stockholder who is neither subject to a market standoff provision with us nor a lock-up agreement with the underwriters may be able to sell, short sell, transfer, hedge, pledge, or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge, or otherwise dispose of their equity interests at any time.

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

When the Lock-up Period expires, we and our stockholders subject thereto will be able to sell shares of our Class A common stock freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. Sales of a substantial number of such shares following the Employee Early Release and upon expiration of the Lock-up Period, or the perception that such sales may occur, or early release of these agreements, could cause the market price of our Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. See the section titled “Shares Eligible for Future Sale” in our Prospectus for additional information regarding shares of our Class A common stock that are eligible for resale after our IPO.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction thereof, the federal district court of the State of Delaware or other state courts of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action, suit or proceeding brought on our behalf of us, (B) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (C) any action, suit or proceeding arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), , or (D) any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine; and (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint, although there is uncertainty as to whether a court would enforce this provision. Our amended and restated certificate of incorporation also provides that any person or entity purchasing or otherwise acquiring any interest in any security of us will be deemed to have notice of and consented to these provisions. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims solely under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers or stockholders, which may discourage such claims against us or any of our current or former directors, officers or stockholders and result in increased costs for investors to bring such a claim. We believe these provisions may benefit us by providing increased consistency in the application of the DGCL and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, results of operations, financial condition, and prospects.

General Risk Factors

Our estimates of market opportunity and forecasts of market growth as well as the calculation of certain operational metrics may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

From time to time we may provide estimates of market opportunity and forecasts of market growth, which may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Quarterly Report.

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

As a public company, we have and will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the listing rules of the New York Stock Exchange. Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•
On September 11, 2025, Daniel Perez, our Chief Executive Officer, and Suthasini Mogun, Mr. Perez's spouse, adopted a single Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to an aggregate of 1,000,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or May 22, 2026.

No transfer of shares of Company common stock or other securities may be made under the above Rule 10b5-1 trading plan during the Lock-Up Period.

Item 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.1	Form of Change in Control and Severance Agreement - One Year Acceleration	Form 10-Q	001-42657	10.7	August 11, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HINGE HEALTH, INC.

Date: November 7, 2025	By:	/s/ Daniel Perez
Daniel Perez
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ James Budge
James Budge
Chief Financial Officer
(Principal Financial and Accounting Officer)