Form 10-K
period 2025-12-31
Hinge Health, Inc.
filed 2026-03-03
CIK 1673743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-42657
_________________________________________________________
Hinge Health, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware	81-1884841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
455 Market Street, Suite 700 San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)
(415) 726-2206
Registrant’s telephone number, including area code
_________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	HNGE	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	x	Smaller reporting company	o
		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. o
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on that date.
As of February 23, 2026, 55,816,216 shares of the registrant’s Class A common stock were outstanding, 22,947,024 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding, and 2,581,837 shares of Series E redeemable convertible preferred stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•our ability to attract and retain clients;
•our ability to attract, enroll, and retain members;
•our ability to attract and retain relationships with partners;
•our ability to estimate the size of our target market;
•the demand for musculoskeletal (“MSK”) pain treatment and prevention solutions in general, and the demand for our platform in particular;
•our ability to enhance our platform and programs or develop new programs, capabilities, features, and products, including HingeSelect, our high-performance provider network for MSK care;
•our expectations regarding the acceptance of remote MSK care;
•our ability to offer high-quality programs to our members;
•expectations regarding the performance of our AI-driven platform and the ability of technology and artificial intelligence (“AI”) to help deliver effective MSK care;
•expectations regarding the ability of AI to provide support for our care team;
•our ability to deliver a return on investment for our clients and positive outcomes for our members;
•our ability to compete successfully in our competitive market;
•our ability to contract with qualified licensed health professionals;
•our ability to maintain high ratings and reviews of our platform;
•our future financial performance, including revenue, cost of revenue, and gross profit;
•our ability to achieve or maintain profitability;
•our ability to protect our brand;
•our ability to comply with the regulatory requirements of the U.S. Food and Drug Administration (“FDA”), or applicable foreign regulatory authorities for our current or future products;
•our expectations regarding our sales and marketing efforts and investments, including our go-to-market strategy;
•our ability to successfully execute on our growth initiatives, business strategies, or operating plans;
•our ability to attract and retain key personnel and highly-qualified personnel;
•our ability to develop, maintain, and protect our intellectual property;
•our ability to expand into new markets and to effectively manage our international growth and operations;
•our ability to protect our client and member information in compliance with privacy and data protection laws;
•our ability to comply with changing laws and regulations;

•changes in the healthcare regulatory environment, particularly in states where new regulations regarding telehealth and the use of AI in healthcare are being enacted;
•our expectations regarding the increased expenses associated with being a public company;
•our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act");
•our expectations and management of future growth;
•the impact from future regulatory, judicial, and legislative changes or developments that may affect our clients or our business;
•our plans with respect to our share repurchase program; and
•the risks related to our Class A common stock and our dual class common stock structure.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on management’s current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects, based on information available to us at the time such statements are made. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1A, “Risk Factors,” within this Annual Report, as well as those risks and uncertainties, set forth from time to time in our reports and other documents filed with the U.S. Securities and Exchange Commission (“SEC”).
Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Moreover, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law or the listing rules of The New York Stock Exchange (“NYSE”). We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” contained within this Annual Report. These risks could materially and adversely impact our business, results of operations, and financial condition which could cause the trading price of our Class A common stock to decline and could result in a loss of all or part of your investment. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in markets in which we operate or may operate in the future. These risks include, but are not limited to, the following:
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability. Although we have experienced rapid growth recently, if we fail to effectively manage our growth, we may be unable to execute our business plan and adequately address competitive challenges, and our business, results of operations, and financial condition could be materially adversely affected.
•We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.
•We have a limited operating history, which makes it difficult for you to evaluate our business, future prospects, and your investment, and makes it difficult to predict our future results of operations.
•Our results of operations have fluctuated in the past and may continue to fluctuate in the future on a quarterly and annual basis. If we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
•If we are unable to attract new clients, if existing clients do not renew their agreements or renew on less favorable terms, or if we do not achieve our performance guarantees, it could have a material adverse effect on our business, results of operations, and financial condition.
•If we fail to retain existing members or add new members, our revenue, business, results of operations, and financial condition may be materially adversely affected.
•A substantial portion of our client relationships are contracted through a limited number of health plans and other partners. If we are unable to establish, maintain, or grow these relationships over time or if the partners refer business to our competitors instead, we are likely to lose a portion of our clients, which could have a material adverse effect on our business, results of operations, and financial condition.
•Our increasing reliance on AI and machine learning technologies may expose us to significant risks, including development and deployment challenges, regulatory uncertainties, and potential third-party claims, which could adversely affect our reputation, business, results of operations, and financial condition.
•We may be unable to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology, or we may in the future become subject to claims of infringement, misappropriation, or violation of third parties’ intellectual property rights. Our failure to protect our intellectual property and any potential intellectual property infringement claims could harm our brand, devalue our proprietary content, and affect our ability to compete effectively.
•Our business operates in a highly regulated industry and changes over time in regulations, or the implementation of existing regulations, could affect our operations and subject us to increased compliance costs and liabilities.
•We and our affiliated professional entities are subject to federal, state, and foreign healthcare laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.
•Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.
•Our Enso device is subject to extensive government regulation. We may not receive, or may be delayed in receiving, the necessary marketing authorizations or certifications for modifications to our Enso device or any device products (including new device products) we may offer, and failure to timely obtain necessary marketing authorizations or certifications for any medical devices we may offer could have a material adverse effect on our business, results of operations, and financial condition.

•The FDA may modify its enforcement policies with respect to medical software products, and our programs may become subject to extensive regulatory requirements, which may increase the cost of conducting, or otherwise harm, our business.
•The price of our Class A common stock may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.
•The dual class structure of our common stock concentrates voting control with the holders of our Class B common stock, including Daniel Perez and Gabriel Mecklenburg (our “Founders”) and their affiliates, and the holders of our Series E preferred stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
v

GLOSSARY OF TERMS
The following are abbreviations, acronyms, and definitions of certain terms used in this Annual Report:

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

Part I
Item 1. Business
Overview
Our vision is to build a new health system that transforms outcomes, experience and costs by using technology to scale and automate the delivery of care.
Hinge Health leverages software, including AI, to automate care for joint and muscle health, delivering an outstanding member experience, improved member outcomes, and cost reductions for our clients and members. We have designed our platform to address a broad spectrum of MSK care—from acute injury, to chronic pain, to post-surgical rehabilitation. Members receive personalized and automated MSK care through our AI-powered motion tracking technology and a proprietary electrical nerve stimulation wearable device, all designed and monitored by our AI-supported care team of licensed physical therapists, physicians, and board-certified health coaches. Our platform can help to ease members’ pain, improve their function, and reduce their need for surgeries, all while driving health equity by allowing members to engage in their exercise therapy sessions from anywhere and embrace movement as a way of life.
We have developed an efficient go-to-market model by working directly with our partners and clients. We seek to be the most validated and the easiest to buy solution on the market. Our clients are primarily self-insured employers and include many of the nation’s leading enterprises across a broad range of industries and sizes. Within this segment, we also serve many public sector self-insured employers, such as state and local city governments and labor unions. In most instances, for our self-insured clients, we partner with clients’ health plans, TPAs, PBMs, or other ecosystem entities to reduce the friction of contracting, procurement, security and IT reviews, onboarding, and billing. We also serve health plans’ fully-insured and Medicare Advantage populations and federal insurance plans.
We believe that we grow efficiently because of our scalable, repeatable go-to-market model. We sell through our direct sales force and our partners. Once we contract with a client, we are most often the sole digital MSK care provider offered to their contracted lives, and our average contract term was three years as of December 31, 2025. For the term of each contract, we are able to enroll, engage, and re-engage the client’s eligible lives, driving a recurring, repeatable revenue model. As of December 31, 2025, we had over 60 partners. Our partners include the five largest national health plans by self-insured lives, and the top three PBMs by market share.
Our software-led, AI-powered delivery model not only aims to provide a better experience for our members and a less expensive alternative for our clients, but also allows us to innovate and continuously improve our platform. Our AI-powered motion tracking technology, TrueMotion, allows us to deliver highly scalable care remotely and reduce the human hours associated with traditional physical therapy. According to our estimates based on data from 2025, our platform reduced the number of human care team hours associated with traditional physical therapy by approximately 97%. We have done this while improving our high member satisfaction over time.
We are a research-led organization and routinely expand our platform with new programs, capabilities, and features. Over the last four years, we launched new programs to address six additional affected areas; launched Enso to deliver a non-addictive, non-invasive alternative for pain relief; developed HingeConnect for real-time targeted care support and external provider coordination; and integrated TrueMotion, our proprietary AI-powered motion tracking technology, to replace wearable sensors for our members. In 2022, we launched women’s pelvic health, a specialized care program within our chronic program, and, in 2023, we launched a fall prevention program for eligible lives in our Medicare Advantage population. In 2025, we launched and began selling our high-performance in-person provider network for MSK care, HingeSelect, which allows us to now provide members with end-to-end MSK care while further reducing costs for members, employers, and health plans.
Our Platform
We are a leading technology platform for individuals seeking to treat and prevent joint and muscle pain. We leverage technology and AI to automate and scale a care plan designed and monitored by our care team, while delivering improved member outcomes, personalized member experiences, and cost reductions for our clients.

Adherence is one of the largest challenges with physical therapy. We have designed our platform to meet our members where they are, allowing them to choose where, when, and how often they engage in their exercise therapy sessions and embrace movement as a way of life. We address both the physical and mental health challenges of coping with and moving past pain. In doing so, we believe we reduce the need for surgeries and medications. To achieve this, we built a platform that pairs AI-powered motion tracking technology, a wearable device with an AI-supported care team of licensed physical therapists, physicians, and board-certified health coaches, and a high-performance provider network for in person care.
We designed our platform to treat and prevent a broad spectrum of joint and muscle pain through scalable and personalized care. We offer a wide range of support with multiple programs, including for those suffering from chronic pain to those considering surgical interventions or undergoing post-surgery rehabilitation. Our platform and programs aim to treat and prevent MSK pain and injuries across the body, including the neck, upper back, shoulders, elbows, forearms, wrists, hands, lower back, hips, pelvic region, thighs, knees, shins, calves, ankles, and feet. Our AI-powered motion tracking technology allows our software to provide exercise feedback in real time remotely, which reduces the human hours associated with traditional physical therapy and results in a more scalable and personalized model of care. We use AI and machine learning to provide personalized care through our programs, which are customized based on a member’s affected areas and movement threshold.
We routinely expand our platform with new programs, capabilities, and features. Over the last four years, we have launched new programs to address six additional affected areas, including specialized programs to address women’s pelvic health, menopause and fall prevention. We also launched Enso to deliver a non-addictive, non-invasive alternative for pain relief, developed HingeConnect for real-time targeted care support and external provider coordination, integrated TrueMotion technology to replace wearable sensors, and launched HingeSelect, our high-performance in-person provider network for MSK care.
Our Growth Strategy
We have experienced significant growth since inception, which we attribute to expanding our client base, increasing adoption across our existing client base, launching new programs, and expanding into new markets. We believe we are well positioned for continued growth.
Expand Our Client Base in Our Core Markets and Beyond
Our core client base is self-insured employers. Approximately 22 million lives from self-insured employers were contracted in our existing client base as of December 31, 2025, and we intend to leverage our experienced sales force and strong relationships with health plans, benefits consultants, and other ecosystem partners to further expand our client base. Our sales force has a client-specific strategy, which is customized by segment and client size. Our ecosystem partners play an important role by often offering us as their preferred MSK solution and providing a faster implementation route than contracting and implementation directly with clients.
We have expanded beyond our core self-insured employer market and will continue to evaluate opportunities to do so in the future. In addition to self-insured employers, we also offer our platform to fully-insured health plan populations, Medicare Advantage populations, and federal insurance plans. As of December 31, 2025, we were contracted with approximately 3 million lives in this segment. In many cases, after we have delivered positive outcomes for our partners’ self-insured employers, they decide to contract with us for their fully-insured and Medicare Advantage lines of business. We also developed a fall prevention program for eligible lives in our Medicare Advantage population and we also expect to expand into additional government agencies and government healthcare programs, such as Medicare and Medicaid.
Regarding international expansion, in the third quarter of 2024, we began introducing our global program to clients that are United States ("U.S.")-based multinational corporations. We have now expanded into Canada, France, Germany, Ireland, the Netherlands, and the United Kingdom ("UK") and expect to further expand our global footprint in 2026. Initially, our global strategy is to serve our current clients with the objective of supporting their employees in their key geographies. We also plan to expand to non-U.S. based employers and government payers in countries outside of the U.S. over time. We are in the early stages of our international expansion, and we believe that international expansion could increase our number of contracted lives.

Increase Adoption Across Existing Client Base
We also plan to drive growth by increasing adoption by eligible lives within our existing client base. First, we expect to leverage our partner integrations, our proprietary HingeConnect AI-driven database, and our enrollment team’s capabilities to reach out to eligible lives when we believe they are most likely to benefit from our platform. Through data integrations with EHRs and health plans, we receive information about when eligible lives have seen a provider about pain or requested imaging or surgery. When we offer our platform to eligible lives in a timely way, it often increases adoption. Second, we have dedicated research and development resources to continuously optimize our targeting to maximize the number of eligible lives that enroll in our programs. Third, many members cycle in and out of pain over the course of their lives and will likely need our platform for multiple years. We have continued to focus on making our programs relevant for members so that they continue to use them throughout their lives, including by adopting our programs across multiple years. Additionally, we have increased the number of affected areas addressed by our platform, from two at our inception (knee and back) to sixteen (neck, upper back, shoulders, elbows, forearms, wrists, hands, lower back, hips, pelvic region, thighs, knees, shins, calves, ankles, and feet) as of December 31, 2025. We have also created programs for many different types of care by expanding from chronic care to include acute, pre- and post-surgery, and preventative care. These developments allow us to reach and engage more members.
Launch New Programs and Capabilities Driven by Investment in Our Platform
We have a history of innovation and expect to continue to develop and invest in our platform to provide more value to our members, clients, and partners over time. We launched our platform for individuals with two affected areas and required physical sensors to deliver care, and we have since added fourteen affected areas, including specialized programs to address women's pelvic health, menopause and fall prevention, and replaced all sensors with AI-powered motion tracking technology. In 2025, we also launched and began to sell HingeSelect, our high-performance in-person provider network for MSK care. All of our programs are available to use from a single application, with members having the ability to treat multiple indications at one point. We believe we have a promising product roadmap ahead of us. Given the broad potential of our platform, we believe that we have a truly significant opportunity to launch new programs, products, and capabilities to attract new clients and increase adoption by eligible lives within our existing clients, as well as to improve programs and optimize engagement with our care team given our proprietary data and AI advantage.
Our Programs
Chronic: Our chronic program focuses on both the physical and behavioral aspects of care for members suffering from chronic musculoskeletal conditions. This program is available for a range of affected areas: upper and lower back, hip, pelvic floor, shoulders, knee, thigh, calf, shin, neck, elbow, forearm, hand, wrist, ankle, and foot. The vast majority of our members are enrolled in our chronic program. Each member receives tailored exercise therapy through our AI-powered technology, robust educational content, and the support of a care team composed of licensed physical therapists, physicians, and board-certified coaches that support care escalations. If more than one area of the body needs focus, our chronic program is available for multiple affected areas at the same time.
Women’s pelvic health: In 2022, we launched our women’s pelvic health program as part of our chronic program in order to support women across stages of life when pelvic disorders are most common, including during pregnancy, the postpartum period, and menopause. Our women’s pelvic health program is designed to address pelvic pain and other symptoms through our chronic program with the support of a care team composed of pelvic health physical therapists, board-certified women’s health coaches, and urogynecologists that support care escalations. We personalize member care around five women’s pelvic health needs: pregnancy, postpartum, bladder and bowel control, pelvic pain, and pelvic strength. In 2025, we expanded our women’s pelvic health program to have a dedicated and comprehensive movement-based program that treats the musculoskeletal syndrome of menopause.
Acute: Our acute program is for members with short-term pain or a one-time injury, such as a sprained ankle. Similar to our other programs, members receive tailored exercise therapy and access to a care team. The acute program is more short-term oriented; however, if pain persists beyond 12 weeks, a member can transition to our chronic program for ongoing care.

Surgery decision support and high-risk member program: HingeConnect allows us to provide an enhanced care approach to support members considering surgery by offering increased support and targeted care support to help members reduce surgeries or invasive treatments as appropriate. With our rich data set, combined with machine learning-based algorithms, HingeConnect is designed to proactively identify high-risk eligible lives before they become high-cost claimants to the client.
Pre- and post-surgery: For members for whom MSK surgery is the treatment recommended by medical professionals caring for them, we offer programs designed to improve the quality of their pre- and post-surgical experience. Our pre- and post-surgery program is designed to expedite functional improvement and increase member satisfaction while reducing postoperative costs for the member and client. Through our platform, members receive guidance on exercise therapy for before and after surgery, tailored education about the surgery and recovery, progress tracking, and tools to aid with surgical preparation, pain management, and recovery. A member’s care plan can be shared with their surgeon in an effort to coordinate care.
Fall prevention: We launched a fall prevention program in 2023 to help adults aged 65 and older improve their physical abilities and reduce their risk of falling. This program includes a combination of exercise therapy, education, and care team support. We currently offer the fall prevention program to our Medicare Advantage clients and have fall prevention modules in the exercise library for all members to take advantage of.
Prevention: Our prevention program is a way for our members to maintain and improve their health and wellness and incorporate movement into their lives. Eligible lives who do not have MSK pain that are best addressed with our other programs are directed to our prevention program. Members may also move to our prevention program after completing one of our other programs. We provide our prevention program at no charge to our clients. Our prevention program offers access to exercise routines and education about sleep, stress management, nutrition, and movement.
Global: We launched our global program in the third quarter of 2024 and expect to expand our global footprint in 2026. Our global program makes high-quality care for common MSK conditions more accessible worldwide. Members receive a personalized treatment plan with exercise therapy and education that adapts to the member’s evolving needs over time, and the program employs TrueMotion AI-powered motion tracking technology for real-time feedback on exercises. Our global program content is localized with culturally relevant translations. Because our global program does not utilize hardware and is streamlined without care team access and support, we expect to be able to reach more members across more countries.
HingeSelect: In 2025 we launched our high-performance in-person provider network for MSK care. HingeSelect allows us to provide members with end-to-end MSK care while further reducing costs for members, employers, and health plans. Our technology and in-house orthopedic physicians triage and direct downstream care, prioritizing the most appropriate evidence-based treatments. When members need imaging, injections, or other in-person care they are seamlessly connected to pre-vetted providers at up to 50% below commercial rates. We are in the process of upselling our clients on this new offering.
Our Technology
We believe the thoughtful development of technology can radically improve experiences, outcomes, and costs in healthcare while ensuring consistent care regardless of income level or geography. We believe that in order to truly lower costs and ensure consistent care, technology must automate key aspects of care delivery. To that end, we have built our platform to incorporate a number of features, including our:

Intelligently personalized exercise engine: Once an eligible life completes our screening process, our proprietary algorithm automatically analyzes the inputs and enrolls the eligible life onto our platform. The algorithm takes the newly enrolled member’s profile and health history into consideration and ingests various attributes, such as demographics, comorbidities, exercise outcomes, and pain scores. We utilize data integration and machine learning to identify risk levels and specialized needs, and then place members into a program based on their profile. Our technology combines the member risk profile with any member-specific functional goals and develops personalized exercise treatment plans for the member based on their focus areas, all overseen by our care team. Treatment plans are sets of curated stretching and strengthening exercises targeting the individual member’s focus areas. Members receive personalized, AI-generated audio and visual feedback as they progress through their program, and their treatment plans evolve using near real-time feedback based on exercise form tracked via our AI-powered motion tracking technology, self-reported pain scores, and other member input. Our proprietary AI model is continuously learning and improving as each member enters our platform. From inception through December 31, 2025, we have had over one and a half million members, tracked over 106 million activity sessions, and generated 39 million member-reported outcome logs. The continuous improvement of our AI model and growth of our dataset enables better and more effective recommendations that are personalized to each member.
Patented AI-powered motion tracking technology (TrueMotion): Our patented TrueMotion AI-powered motion tracking technology is the foundation of our programs, intended to enable remote delivery at a fraction of the cost of traditional in-person care, which involves additional fees and costs such as overhead from rent and often requires a one-to-one ratio between the provider and care recipient. Our AI-powered motion tracking technology gives members access to leading exercise form guidance and correction using the measurement of human motion in 3D, which are available through the camera on their mobile device or personal tablet. Computer vision captures movement across the member’s body through over 100 reference points in order to guide complex exercises and allows us to track smaller areas of the body like the head, wrist or hand. Our AI-powered motion tracking technology guides the member with near real-time feedback on pace, alignment, and depth of an exercise, like a squat, and provides our data model and our physical therapists with more insights to personalize the member’s continuing care plan. As of December 31, 2025, we owned 40 issued patents and 88 pending patent applications for TrueMotion.
Proprietary high-risk identification engine (HingeConnect): HingeConnect, our proprietary engine, allows us to integrate EHR data, including daily and weekly insurance claims feeds, prior authorization records, and health plan partner referrals. Applying advanced algorithms and AI to this broad dataset, we can identify likely high-cost individuals efficiently before they become high-cost claimants to the client. We then either engage the eligible life through targeted marketing to enroll in our programs, or, for members, offer additional conservative care options. Additionally, with the members’ approval, we foster collaboration by sharing member progress and engagement with national health information exchanges and partners, which can enable continuity of care for our members across the broader healthcare ecosystem. We believe that by using HingeConnect we are revolutionizing healthcare delivery in a way that is designed to provide the right care at the right time to our members and in the most cost-effective manner for our clients.
AI-supported Care Team Assistant: We empower our care team with AI-supported technology to improve member interactions and the member experience as a whole. We believe our AI approach is a differentiator, allowing our care team more time to connect with members in the most high impact way. We have developed a Care Team Assistant, which is a generative AI tool that automates repetitive and straightforward tasks such as message generation, data aggregation, and profile reviews, which helps reduce time spent on administrative tasks and allows our care team to focus more on meaningful interactions with members. We believe our use of the Care Team Assistant enhances member retention and engagement while also enabling our care team to be more cost-effective as compared to traditional methods that do not utilize AI.

Advanced electrical nerve stimulation technology (Enso): Enso, our proprietary device for electrical nerve stimulation, was supported by 8 issued patents as well as 12 pending patent applications in the U.S. and the European Patent Office, as of December 31, 2025. We believe Enso is a valuable part of our platform because many people are in too much pain to move or have frequent flare ups. Enso is a small, lightweight, wearable device that delivers electrical nerve stimulation designed to provide non-addictive and non-invasive pain relief. Enso is an FDA-cleared device indicated for the symptomatic relief and management of chronic intractable pain, and for temporary relief of pain associated with sore and aching muscles in the shoulders, waist, back, neck, upper extremities (arm) and lower extremities (leg) due to strain from exercise or normal household work activities. We believe that Enso can provide an easier way to manage pain, without drugs or surgery, and help members focus on enjoying life through reduced pain. Enso works by delivering electric pulses in a unique waveform that includes high frequency components. The Journal of Pain Research published results in 2024 from two randomized controlled trials ("RCTs") that we conducted on our Enso device, the most recent of which demonstrated that Enso increased the likelihood of pain reduction versus exercise therapy alone and other transcutaneous electronic nerve stimulation. We have integrated Enso into our core programs for high-risk members and are the sole digital MSK platform with this solution.
Our Care Team
In addition to our technology, what makes us different from traditional physical therapy is that we provide simple, robust, and intelligently personalized care with a multidisciplinary care team of licensed physical therapists, physicians, and board-certified health coaches. Empowered by our AI algorithms, our physical therapists work with members to personalize their exercise therapy plan, and our health coaches provide education and behavioral support to help members overcome barriers that typically prevent engagement and recovery in traditional MSK care. Our physicians help oversee our programs, guide our clinical studies, and provide surgery decision support for members. Because our technology automates most of the processes, we believe our care team is able to be more efficient with their time and focus on providing members with tailored care.
Physical Therapists: As of December 31, 2025, all of our physical therapists were licensed Doctors of Physical Therapy and possessed an average of over eight years of clinical experience. Many have additional specialized training in areas such as orthopedics, pelvic health, and pain neuroscience and additional board certifications.
Physicians: Our physicians are board certified musculoskeletal medicine specialists. They are responsible for managing and designing our programs and offering surgery decision support to members when facing the possibility of surgery. Our physicians review in-person provider recommendations, provide advice on alternative options, and answer questions throughout the care process.
Health Coaches: Our health coaches are predominantly Nationally Board-Certified Health and Wellness Coaches ("NBC-HWC") who have completed a credentialed coach training program, which requires over 50 coaching sessions, 4,000 hours of work experience, practical skills assessments, written examinations, and a series of case studies. Health coaches can often be a catalyst for behavior change, using positive psychology, ability building, and motivational interviewing to help break down barriers that members may face over the course of their program.
Hinge Health Digital P.C., our affiliated professional medical corporations, contracts with or otherwise employs physicians, physical therapists, and other licensed health professionals in order to provide services to our clients and members, and under certain management services agreements, we serve as the exclusive manager and administrator of Hinge Health Digital P.C.’s non-clinical functions and services.
Sales and Marketing
Sales
We sell our platform to employers, health plans, and government entities through direct and indirect sales by leveraging our relationships with health plans, PBMs, TPAs, and other ecosystem entities such as centers of excellence and healthcare navigation partners. Our sales organization leverages our network of partners to execute an efficient go-to-market strategy.
Our sales coverage model takes into consideration both client size and industry. Our employer sales team sells primarily to self-insured employers. Our partnership sales team sells primarily to partners that service multiple lines of business such as fully-insured employers and Medicare Advantage.

Employer Sales
Our employer sales team is focused on selling into enterprise, large market, mid-market, public sector, labor unions, and health systems clients. The employer sales team identifies and closes opportunities primarily within self-insured employers. The employer sales team is supported by business development representatives, who support prospecting and pipeline generation activities and collaborate with our partnership sales team and our partners to pursue opportunities within their employer population. Our employer sales team consisted of 51 sales professionals as of December 31, 2025.
The sales cycle for employer sales varies greatly depending on the size and complexity of the employer, partnerships, and existing contracting vehicles. On average, the sales cycle for employer sales lasts roughly five months between engagement and signing, and for large complex deals the sales cycle may last more than 12 months.
Partnership Sales
Our partnership sales team pursues opportunities with health plan providers, PBMs, TPAs, and other potential partnerships entities. As of December 31, 2025, we had over 60 partners, consisting of health plans, PBMs, TPAs, and other ecosystem partners, including Accolade, Inc., Carrum Health, Inc., Castlight Health, Inc., Employer Direct Healthcare, LLC doing business as Lantern Specialty Care, Personify Health, Inc., Progny, Inc., Quantum Health, Inc., Teladoc Health, Inc., and Vera Whole Health, Inc. Our partners include the five largest national health plans based on self-insured lives and the top three PBMs by market share. Our partnership sales team supports the employer sales team by educating key partners on the benefits of Hinge Health and sets an overall strategy for engagement with partners that is used by the employer sales team to prospect and close new clients in collaboration with partners. Our partnerships provide us with access to our partners’ self-insured employer populations, enabling our employer sales team to then pursue opportunities with those self-insured employers.
Our partners act as a force multiplier as they often assist in sales efforts, contracting, implementation, and billing. Our partner network streamlines and simplifies contracting for employers even in cases in which our direct sales force leads the client sales and engagement process. Our partners facilitate sales for our smaller clients in particular. As of December 31, 2025, a majority of clients were contracted through our partnerships, which facilitates an easier contracting process by allowing clients to leverage existing contracts through our partners and shortening onboarding and implementation time. Most implementations are completed within a 40–100 day period from entering into a contract with a client. Typically, we enter into contracts with clients in the second half of the year and launch them on our platform in the first half of the following calendar year. Pursuant to our agreements, our partners often receive an administrative or a marketing fee for their services when we contract with a client through a partner. Although we utilize our partners to facilitate certain interactions with our clients, we engage directly with our clients to provide our platform and we contract directly with clients when needed or preferred.
Our partnership agreements generally have an average contract term of three years. From inception through December 31, 2025, we have retained 100% of our partners that we choose to work with, excluding partners who were acquired.
In addition to partnering with health plans and PBMs to access their self-insured populations, this team also sells directly to these partners’ fully insured and Medicare Advantage lines of business. Our partnership sales team consisted of 36 sales professionals as of December 31, 2025.
Marketing
There are three main components to our marketing: enterprise marketing, product marketing, and enrollment marketing.
Our enterprise marketing team is responsible for brand awareness, sales enablement, demand generation, event management, and our trial experience program. Business to business marketing generated by our enterprise marketing team is meant to support our sales teams in acquiring new clients.
Our product marketing team is responsible for managing the life cycle of our platform and programs. They are organized to align with our development teams and are responsible for market intelligence, market readiness, product definition, packaging, pricing, and go-to-market readiness across our operational teams.

Our enrollment marketing team focuses on business to consumer marketing and is responsible for reaching the eligible lives of our clients to encourage those who could benefit from our platform to enroll. This team is key to growing our member engagement throughout the lifetime of the client. To increase awareness within our clients’ employee bases, our enrollment marketing team engages with our partners and our clients’ human resources benefits team in targeted marketing campaigns to encourage eligible lives who would benefit from our platform to enroll. While marketing takes place on an ongoing basis, we increase marketing during periods when we expect more enrollments from eligible lives, including around new client launches, New Year resolutions, and open enrollment. In addition to direct marketing, we also actively work with our partners and our clients’ human resources benefits teams to assist in identifying eligible lives that would benefit from our platform and encouraging enrollment on our platform. For example, a healthcare navigation partner can direct an individual with MSK conditions to our platform, or a client’s human resources benefits team can incorporate Hinge Health marketing into its internal benefit campaigns.
Research and Development
Our research and development organization is responsible for the design, architecture, operation, and quality of our platform. In addition to improving our existing features, functionality, and reliability, the engineering and product teams are also responsible for developing capabilities beyond what is available through our current platform and programs. Since 2022, these development efforts have included our launch of Enso, a fall prevention program, five new MSK affected areas for our chronic and acute programs, our AI-powered motion tracking technology, and the addition of our women’s health pelvic program and subsequent extension to include menopause. These teams are also responsible for furthering our AI-powered capabilities and data integrations. We dedicate our research and development resources primarily in San Francisco, U.S., Bangalore, India, and Montreal, Canada.
Competitive Landscape
We are a leading technology platform for individuals seeking to treat and prevent joint and muscle pain. We built our platform to address the inefficiencies in the legacy system that treats MSK conditions today. The markets in which we operate are competitive and characterized by rapid change. We believe the success of our platform is contingent on our ability to provide an outstanding member experience, improved member outcomes, and cost reductions for our clients.
Our competitors fall into the following categories:
•Digital platforms that provide broad MSK care or programs that address a segment of MSK care, including Kaia Health Software, Inc. (acquired by Sword Health Technologies, Inc. in January 2026), Omada Health, Inc., Sword Health Technologies, Inc., and Vori Health, Inc.; and
•Health plans and health systems which may offer or develop products or services with features or benefits that overlap with our platform and programs.
We believe we compete favorably based on multiple factors, including the strength of our market leadership, our ability to deliver comprehensive care, our software, data and AI advantage, our demonstrable member outcomes and ROI, our scalable go-to-market strategy, and the extensibility of our platform.
Intellectual Property
We rely on a combination of trademarks, copyrights, patents, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our intellectual and proprietary rights, which are of material importance to our business.

As of December 31, 2025, we owned 21 issued patents and 45 pending patent applications in the U.S. as well as 20 pending PCT applications, 26 foreign issued patents and 54 pending foreign patent applications. Our patents issued in the U.S. begin expiring in July 2033, excluding any patent term adjustment. Our issued patents and pending patent applications generally relate to our TrueMotion AI-powered motion tracking technology and Enso, a wearable device that utilizes our proprietary electrical nerve stimulation technology accessed through the Hinge Health app, as well as our platforms and programs generally. As of December 31, 2025, we owned 40 issued patents and 88 pending patent applications for TrueMotion and 8 issued patents and 12 pending patent applications for Enso. Due to the nature of our technology and the rapid technological changes that characterize the markets we operate in, we also rely on trade secrets, other unpatented know-how, and copyrights relied upon in connection with the development of new products and services and the enhancement of existing products and services. Nevertheless, we continually review our development efforts to assess the existence and patentability of new intellectual property. Notwithstanding these efforts, we cannot be sure that new patents will be granted, and we cannot be sure that patents that are licensed or granted to us will not be challenged, invalidated, or circumvented. Moreover, trade secrets can be difficult to protect and measures we take to protect our trade secrets may be breached. See the section titled “Risk Factors—Risks Related to Our Intellectual Property, Data Privacy, Information Technology, Cybersecurity.” We have a policy in place regarding the use of third-party and open-source AI tools to protect our proprietary, confidential, or otherwise protected information.
As of December 31, 2025, we owned 9 registered trademarks and 4 pending trademark applications in the U.S. and also held 50 registered trademarks and 7 pending trademark applications in foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as hingehealth.com.
We have a policy of requiring employees and consultants that contribute to the development of material intellectual property to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee and independent contractor agreements also require relevant employees and independent contractors to assign to us all rights in and to any potentially patentable inventions and other intellectual property made or conceived during their employment or engagement with us.
Regulatory Environment
Government Regulation
Our business is subject to rigorous laws, rules, and regulations in the jurisdictions in which we operate. These laws, rules, and regulations include, without limitation, federal and state laws, and country specific laws, governing health information privacy, scope of practice, licensure, the corporate practice of medicine and physical therapy, remote healthcare, fraud and abuse, exclusion and debarment, anti-kickback obligations, false claims, patient referrals, fee splitting, regulation of devices, and other aspects of healthcare delivery. These laws, rules, and regulations and interpretations thereof continue to evolve. Accordingly, we continuously monitor our compliance with laws in every jurisdiction in which we operate. As the applicable laws, rules, and regulations change, we may adjust our business model and delivery of our platform and programs from time to time and may acquire additional licenses.
U.S. Regulation of Medical Devices
Our operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in foreign jurisdictions. Certain of our products, including our Enso device, are subject to regulation as medical devices in the U.S. under the FDCA as implemented and enforced by the FDA.
The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval ("PMA") application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices (“General Controls”), which include compliance with the applicable portions of the current QSR, facility registration and product listing, reporting of adverse medical events, labeling, advertising, and promotional materials. Class II devices are subject to the General Controls, as well as certain special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include, among other things, performance standards, post-market surveillance, patient registries, and FDA guidance documents.
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting, or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some devices are unclassified but remain subject to FDA’s premarket notification and clearance process in order to be commercially distributed.
510(k) Clearance Marketing Pathway and “de novo” Classification
Certain of our products, including the Enso device, have received 510(k) clearance from the FDA. To obtain 510(k) clearance, a manufacturer must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. We do not currently market any of our products pursuant to an approved PMA, nor have we sought de novo classification for our products.
PMA Approval Pathway
Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required approval of a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. If the FDA accepts a PMA application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. The FDA will approve the device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval.

Clinical Studies
Clinical studies are almost always required to support a PMA or a de novo request, and are sometimes required to support 510(k) submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations which, among other things, govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical studies. The FDA defines a significant risk device as one that presents a potential for serious risk to the health, safety, or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. If the device under evaluation does not present a “significant risk” to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical studies, but must still comply with abbreviated IDE requirements when conducting such studies, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.
Regardless of the degree of risk presented by the medical device, clinical studies also must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each institution where the study will be conducted, or under a centralized IRB. The IRB is also responsible for study oversight, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and the study is approved by one or more IRBs, the study may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical study after obtaining approval for the trial by one or more IRBs, without separate approval from the FDA. During a clinical study, the sponsor is required to comply with the applicable FDA requirements, including, for example, monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. Additionally, after a study begins, the sponsor, the FDA, or the IRB could suspend or terminate the study at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Post-Market Regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•Quality System Regulation (“QSR") requirements, which currently require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of investigational products or the promotion of “off-label” uses of cleared or approved products;
•requirements related to promotional activities;
•clearance or approval of certain product modifications;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
•correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•complying with laws and regulations requiring Unique Device Identifiers on medical devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when the FDA deems necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which currently cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers of medical devices are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in, among other things, the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with marketed medical devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, “it has come to our attention” letters, fines, injunctions, consent decrees, and civil penalties;
•recalls, withdrawals, or administrative detention or product seizures;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for clearance, approval, or reclassification of new products or modified products;
•withdrawing clearances or approvals that have already been granted;
•refusal to grant export approvals for devices being shipped to foreign markets; or
•criminal prosecution.
Regulation of Medical Devices in the European Union
We offer our global program internationally and in certain jurisdictions, our global program is considered a medical device and is subject to regulation by certain foreign regulatory authorities or notified bodies. Medical devices are subject to extensive regulation, such as premarket review, marketing authorization, or certification, by similar agencies or notified bodies in other countries. Regulatory requirements and approval or certification processes are not harmonized and vary from one country to another. International regulators and notified bodies are independent and not bound by the findings of the FDA.
In the European Union ("EU"), until May 25, 2021, medical devices were regulated by the EU Medical Devices Directive, which has been repealed and replaced by the EU Medical Devices Regulation. Unlike directives, regulations are directly applicable in all EU member states without the need for member states to implement into national law.
In the EU, there is currently no premarket government review of medical devices. However, all medical devices placed on the EU market must meet general safety and performance requirements, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

Compliance with the general safety and performance requirements is a prerequisite for the European Conformity mark "(CE"), without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology, or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).
All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs (defined as actions to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is made available on the market). An FSCA may include the recall, modification, exchange, destruction, or retrofitting of the device.
The aforementioned EU rules are generally applicable in the EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
Brexit and the UK Regulatory Framework
Since January 1, 2021, the MHRA has become the sovereign regulatory authority responsible for the medical device market in Great Britain, including England, Wales, and Scotland, and the EU regulatory regime no longer applies in Great Britain. Under the terms of the Ireland/Northern Ireland Protocol, the EU regulatory requirements continue to apply to medical devices placed on the Northern Ireland market.
Consequently, the regulatory framework in Great Britain continues to be broadly based on the requirements of the EU Medical Devices Directive as implemented into national law. On June 26, 2022, the MHRA published its response to a 10-week consultation on the future regulation of medical devices in the UK. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the MHRA confirmed that the core elements of the new framework are now expected to be in place in 2025, while draft legislation for priority measures to enhance post-market surveillance were laid before Parliament in October 2024. In addition, on November 14, 2024, the MHRA launched a new consultation on proposals to update the regulatory framework for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the UKCA mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025.
The MHRA consultation was opened until January 5, 2025 and it is expected that secondary legislation implementing the proposals would be introduced in 2025.
In addition, new regulations applicable in Great Britain now require that all medical devices must be registered with the MHRA prior to being placed on the market. Additionally, manufacturers based outside the UK will need to appoint a UK Responsible Person to register devices with the MHRA.
Healthcare Fraud and Abuse Laws
We and our affiliated professional entities are subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, self-referral, and other healthcare fraud and abuse laws.

The federal Anti-Kickback Statute (the “AKS”) prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and arrangements may be subject to greater scrutiny by enforcement agencies.
The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services ("DHS") from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral.
The Federal False Claims Act (the “FCA”) prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government or from making a false statement or using a false record to have a claim approved. The FCA further provides that a lawsuit thereunder may be initiated in the name of the U.S. by an individual (a “whistleblower”) who is an original source of the allegations. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil FCA. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim.
Further, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to, offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider.
The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively, "HIPAA"), also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Several states in which we operate also have adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payer, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to the CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants, and certified nurse midwives), and teaching hospitals, and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members.
Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities, and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the U.S., on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs, and/or imprisonment.
Healthcare Reform
In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, the Affordable Care Act ("ACA") substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive, and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a significant judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA.
In addition, the ACA requires (with limited exceptions) that private health plans cover certain recommended preventive services without imposing member cost-sharing. For individuals covered by HDHPs, receiving preventive care coverage without cost-sharing will not affect their eligibility to make HSA contributions. Furthermore, HDHP participants retain their HSA-eligibility if they receive disease management or wellness programs that do not provide significant benefits in the nature of medical care or treatment, even if these are provided before the high deductible is met. With President Trump signing into law The One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025, HSA eligibility was expanded. Specifically, the OBBBA made permanent the ability to receive telehealth and other remote care services before meeting the HDHP deductible while remaining eligible to contribute, effective January 1, 2025. As of January 1, 2026, bronze and catastrophic plans available through a state’s health insurance marketplace will be considered HSA-compatible, regardless of whether the plans satisfy the general definition of an HDHP, expanding the ability of people enrolled in such plans to contribute to HSAs. Additionally, beginning January 1, 2026, an otherwise eligible individual enrolled in certain direct primary care (“DPC”) service arrangements may contribute to an HSA, where they can also use their HSA funds tax-free to pay periodic DPC fees.
Other legislative changes have been proposed and adopted since the ACA and OBBBA were enacted, and we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services.
For EU member states, in December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU (“HTA Regulation”), was adopted. While the HTA Regulation entered into force in January 2022, it applies from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. It will have a phased implementation depending on the concerned products. The HTA Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
State Corporate Practice of Licensed Professions and Fee-Splitting Laws
Our arrangements with our affiliated professional entities are subject to various state laws in California and other jurisdictions, commonly referred to as corporate practice of medicine and physical therapy, respectively, and fee-splitting laws, which are intended to prevent unlicensed persons from interfering with or influencing the provider’s professional judgment and prohibit the sharing of professional service fees with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance against us and/or our affiliated professional entities could lead to adverse judicial or administrative action, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, and/or restructuring of these arrangements. In order to comply with the corporate practice of medicine doctrine in states in which we operate, we have entered into a management or administrative services agreement (an “MSA”) with each of our affiliated professional entities. Under the MSAs, we provide various administrative and operations support services in exchange for scheduled fees for our services.

Telehealth Provider Licensing, Scope of Practice and Related Laws and Guidelines
The practice of medicine and physical therapy is subject to various federal, state, and local certification and licensing laws, regulations, and approvals relating to, among other things, the adequacy of medical care, the provision of telehealth, and operating policies and procedures. Physicians, physical therapists and other licensed health professionals who provide professional services to an individual via telehealth must, in most instances, hold a valid license to practice in the state in which the individual is located. In addition, certain jurisdictions in which we operate may prohibit or otherwise restrict our affiliated providers’ ability to provide such professional services via telehealth. Failure to comply with these laws could result in professional discipline for the affiliated professional entities’ providers or civil or criminal penalties, limit our ability to offer our platform and programs to individuals, and/or increase our costs of doing business. We continue to monitor and assess the development of new interpretations of existing laws or implementation of new laws to ensure that our affiliated providers are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. For example, HIPAA imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured protected health information. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Our People
As of December 31, 2025, we had 1,437 full-time employees, including 1,297 employees based in the U.S. We also have employees based in other countries, including India, Canada, and the UK. 423 of our employees were care team members as of December 31, 2025. We maintain a full-time workforce and supplement our workforce with contractors and consultants.
To our knowledge, none of our employees are represented by a labor union or party to a collective bargaining agreement. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees.
Corporate Information
We were incorporated as a Delaware corporation in March 2016. We completed our initial public offering ("IPO") in May 2025 and our Class A common stock is currently listed on the NYSE under the symbol “HNGE.” Our principal executive offices are located at 455 Market Street, Suite 700, San Francisco, California 94105, and our telephone number is (415) 726-2206. Our website address is www.hingehealth.com.

Available Information
We may announce material information to the public through filings with the SEC, our website (ir.hingehealth.com), press releases, public conference calls, public webcasts, and social media. We use these channels to communicate with the public about us, our business and other matters and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the SEC. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our Proxy Statements on Schedule 14A for our annual meetings of stockholders, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is www.sec.gov.
Information contained on, or that can be accessible through, our website are not incorporated into this filing, and the inclusion of our website address in this filing are inactive textual references only.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, before making a decision to invest in our Class A common stock. If any of the risks occur, our business, results of operations, and financial condition could be materially adversely affected. In that event, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and materially adversely affect our business, results of operations, and financial condition.
Risks Related to Our Business, Operations, and Industry
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability. Although we have experienced rapid growth recently, if we fail to effectively manage our growth, we may be unable to execute our business plan and adequately address competitive challenges, and our business, results of operations, and financial condition could be materially adversely affected.
While we have experienced revenue growth over recent periods, we may not be able to sustain or increase our growth or maintain profitability in the future. We incurred a net loss of $528.3 million and $11.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.05 billion. While we have achieved net income on a quarterly basis in certain periods, we have incurred net losses on an annual basis since our inception. We expect our costs will continue to increase in the foreseeable future as we expect to invest additional funds to grow our business, maintain and increase our members and clients, expand our engagement with partners, hire additional employees, including our care team, develop new programs and enhance our platform. We may not be able to sustain our growth or achieve or maintain profitability in the future. Our efforts to maintain and increase our client base and our members may be more challenging than we anticipate, and we may not be able to maintain the historical growth rate of our client base and our members. Our efforts to grow our business may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Our limited operating history may make it difficult to evaluate our current business and our future prospects.
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
We were formed in 2012 and launched our first U.S. client in 2016. Accordingly, we have a limited operating history, which makes it difficult to evaluate our operations and future prospects. As a result of our limited operating history, we have limited insight into trends that may emerge and affect our business. As such, we face risks and uncertainties relating to our ability to implement our business plan successfully, including, without limitation, our ability to maintain and increase our clients, members, contracted lives, and partners, expand our business in existing markets and enter new markets, and our ability to accurately forecast our future results of operations, including revenue, margins, cash flow, and net income (loss), as well as plan our operating expenses. In addition, our business is affected by general macroeconomic and business conditions in the U.S. and around the world, including fluctuating interest rates, political and market instability and uncertainty, inflationary pressures, government shutdowns, terrorist activities and armed conflicts, and other health crises and natural disasters that affect us and our clients, members, and partners. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets or changes in business and economic conditions generally, or if we do not address these risks successfully, our results of operations and financial results may differ materially from our expectations and our business may suffer. These risks and challenges could affect fundamental aspects of our business, including our ability to:
•maintain and increase our contracted lives and members;
•maintain and increase our clients and partners;
•maintain and increase revenue from our platform;
•enhance our platform, develop new or enhanced programs, and effectively manage our growth, including our international expansion;
•comply with existing and new laws and regulations applicable to our business, including those that become applicable to our business in connection with our growth initiatives and strategies, and our industry, including, without limitation, any healthcare regulatory laws and compliance regulations that govern our platform and programs;
•successfully compete with other companies that are currently in, or may in the future enter, our markets or that offer MSK treatments;

•maintain and improve the infrastructure underlying our platform, including our apps and website, including with respect to data protection and cybersecurity; and
•maintain and enhance the value of our reputation and brand.
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
Further, while we sometimes offer a flat annual fee per member for our platform, many client agreements reflect engagement-based or milestone-based payments. Accordingly, there is a risk that we may not be able to monetize engagement by members in the manner we predict or expect based on this pricing model. In addition, we are implementing an alternative engagement-based pricing model in the near term based on member engagement, which may take more time and require more effort to implement than anticipated, may have results that are difficult to predict, and may result in decreased revenue from some clients. Additionally, since we recognize revenue ratably over the course of an annual subscription, any decreases in our sales to new clients or renewals of existing clients in any one period may not immediately be fully reflected as a decrease in revenue for that period, but would negatively affect our revenue in future quarters. This dynamic also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period. If we fail to match our past performance, if our quarterly performance fluctuates due to macroeconomic factors outside of our control, or if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our Class A common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenue and results of operations to fluctuate from quarter to quarter include:
•our ability to maintain and increase our contracted lives and members;
•our ability to maintain and increase our clients and partners;
•the termination or renegotiation by our significant partners of their agreements with us;
•our ability to develop and deploy new or enhanced programs, expand our platform and our products, execute on our growth initiatives and strategies, and effectively manage our growth;
•our ability to deliver on performance guarantees, which may include engagement thresholds, member reported outcomes, and client return on investment, that are offered to the vast majority of our clients;
•the impact of our alternative engagement-based pricing model;
•our ability to comply with existing and new laws and regulations applicable to our business and our industry, including, without limitation, any healthcare regulatory laws and compliance regulations that govern our platform and programs;
•disruptions or outages in our app and website availability, actual or perceived breaches of privacy, and compromises of the data of our contracted lives;
•our ability to successfully compete with other companies that are currently in, or may in the future enter, our markets or offer MSK treatments;
•our ability to effectively manage our international growth and operations;

•shifts in healthcare benefits trends and reimbursement arrangements;
•our ability to manage reputational risks; and
•general industry and macroeconomic conditions that would adversely impact sales.
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
Our client base may decline or fluctuate due to a number of factors, including our pricing, the prices of products and services offered by our competitors, reduced hiring by our clients or reductions in their contracted lives due to macroeconomic or other factors, the efficacy of our platform and programs for members, the desirability of our platform and programs to members and contracted lives, cost-effectiveness of our platform and programs for our clients, our ability to satisfy our obligations under our client contracts, and consolidation of our client base. In particular, our overall performance depends, in part, on economic conditions. In recent periods, we have observed increased economic uncertainty in the U.S. and abroad. As our clients react to global economic conditions, including the impact of inflation on wages and labor costs, reduced discretionary spending, and the potential for a global recession, we may see them reduce spending, reduce contracted lives, and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. In addition, if any of our clients are unable to access funds pursuant to instruments or lending arrangements with a financial institution that falls into receivership or experiences similar liquidity issues, such parties’ ability to pay their obligations to us or to enter into new arrangements requiring additional payments to us could be adversely affected. Any future changes to the price or the timing of payment collection for use of our platform and programs pursuant to the terms of our agreements, including changes under our alternative engagement-based pricing model, may adversely affect our business, results of operations, and financial condition.
Reductions in spending by clients on our platform and programs, delays in purchasing decisions, fewer renewals, and an inability to attract new clients, as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and could adversely affect our business, results of operations, and financial condition. In addition, we are implementing an alternative engagement-based pricing model in the near term based on member engagement, which may take more time and require more effort to implement than anticipated and may have results that are difficult to predict. If we are unable to retain and increase our engagement of existing clients or attract new clients for any of the reasons above or for other reasons, our business, results of operations, and financial condition could be materially adversely affected.

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
Any other number of factors could potentially negatively affect new member engagement and growth or existing member retention, including if:
•our platform and programs are deemed ineffective by PBMs, existing members, or publications;
•we fail to introduce new and enhanced programs or expand our platform, or if we introduce new or enhanced programs or expand our platform for our existing members that are not favorably received;
•there are changes in member sentiment about the quality, effectiveness, or accessibility of our platform and programs or concerns related to privacy and data sharing, safety, security, or other factors;
•there are adverse changes in our platform and programs that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;
•there are shifts in healthcare benefits trends;
•clients offer their members or employees a significant volume of optional health benefits that result in contracted lives overlooking our platform and programs or choosing to focus on others;
•partners or clients do not consent to the implementation of our new programs and do not offer them to their contracted lives;
•our marketing efforts to contracted lives are ineffective or limited by our clients;
•technical or other problems prevent us from delivering our platform and programs in an efficient, accessible, and reliable manner or otherwise affect the member experience;
•we adopt policies or procedures related to areas such as sharing the data of our contracted lives that are perceived negatively by our members or the general public; and
•new offerings from our competitors are introduced to the market, including those that have features or functionality that may be superior to ours or that are lower-cost alternatives.

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
As of December 31, 2025 and 2024, we had approximately 60 partners. Historically, a majority of our clients contracted with us through a limited number of large national or regional health plans and other partners who are large nationwide PBMs. Client contracts through our partners accounted for 82% of our revenue for the year ended December 31, 2025 and 79% of our revenue for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024 client contracts through each of our top three partners, which are all large national health plans, represented more than 10% of our revenue. For the years ended December 31, 2025 and 2024, client contracts through (i) Health Care Service Corporation (“HCSC”) accounted for 17.5% and 17.1% of our revenue, respectively, (ii) Elevance Health, Inc., formerly known as Anthem, Inc. (“Elevance”), accounted for 13.7% and 14.0% of our revenue, respectively, and (iii) Aetna Life Insurance Company (“Aetna”) accounted for 10.5% and 11.6% of our revenue, respectively. These partners are not required to work with us on an exclusive basis. Additionally, we expect the distribution of revenue and our top three partners to change over time. If we are unable to establish, maintain, or grow these relationships over time or if the partners refer business to our competitors instead, we are likely to lose a portion of our clients and our business, results of operations, and financial condition will suffer. The loss of any of our key partners could impact the growth rate of our revenue, business, and results of operations as we work to obtain new partners or replacement relationships and to contract directly with affected clients or through another partner affiliated with affected clients. Additionally, if the financial terms of our agreements with key partners, particularly major health plans, become less favorable to us as they are renewed, our business, results of operations, and financial condition could be adversely affected.

Our partnership agreements generally have an average contract term of three years. As of December 31, 2025, none of our agreements with our top three partners were due to expire prior to 2027. Each of the agreements are terminable, however, by our partners for convenience, subject to a notice period. In addition, the agreements may be terminated for other reasons, which include material breach of the agreement or our insolvency. As a result, contracts with these partners may be terminated before their term expires, and our partners may seek to renegotiate the terms of their agreements before their term expires. If a partner were to terminate its contract with us, we would need to contract directly with affected clients or through another partner affiliated with affected clients, such as a PBM. In such an event, we may be required or may choose to expend resources in order to recontract with the client and such efforts could be costly, time-consuming, or ultimately unsuccessful. Our partnership agreements often include provisions for administrative or marketing fees payable to partners when we contract with a client through them. In our negotiations with health plan contracts, we may also agree to terms in favor of the health plans that could expose us to potentially high expenses or liabilities, including unfavorable indemnification clauses that promise to indemnify the plans if the use of our platform and programs does not qualify for “first-dollar” coverage due to legislative changes. See the risk factor titled “—Risks Related to Legal and Regulatory Matters—Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.”
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
Achieving and maintaining market acceptance of our platform and programs could be negatively impacted by many factors, including:
•the failure of our platform and programs to achieve wide acceptance among key opinion leaders in the treatment community and among people living with or at risk for MSK conditions, health plans, or other existing or potential clients, partners, and members;
•lack of sufficient evidence or peer-reviewed publication of clinical evidence supporting the safety, ease-of-use, cost-savings, or other real or perceived benefits of our platform and programs over competitive products or other currently available methodologies;

•perceived risks associated with the use of our platform and programs or similar products or technologies generally, including those that incorporate AI and machine learning;
•individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of digital health;
•the introduction of competitive solutions and the rate of acceptance of those solutions as compared to our platform and programs;
•challenges to our platform and programs by traditional care providers and affiliated professional entities;
•the pace of innovation in AI and machine learning, which may lead to the development of superior or more cost-effective solutions that could render our platform and programs obsolete or less competitive;
•uncertainty around new and emerging AI and machine learning technologies, and the risks involved in the development and deployment of such technologies; and
•results of clinical and financial studies relating to MSK solutions or similar competitive solutions, including those prepared by our potential clients and partners.
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
We compete across various segments within the healthcare market, including with respect to traditional healthcare providers, physical therapy providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and telemedicine, medical devices, and health information exchanges. Larger and more established companies, which could include our partners, may focus on our markets and could directly compete with us by implementing their own solutions for MSK care. Smaller companies could also launch new products and services that compete with us and that could gain market acceptance quickly. Our competitors and potential competitors include both enterprise companies that are focused on, or may enter, the healthcare industry, including initiatives and partnerships launched by these large companies, and private companies that offer point solutions for a single MSK condition. We currently face competition from a range of companies, including digital platforms that provide broad care or programs that address a segment of MSK care, such as Kaia Health Software, Inc. (acquired by Sword Health Technologies, Inc. in January 2026), Omada Health, Inc., Sword Health Technologies, Inc., and Vori Health, Inc. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and are becoming more sophisticated and effective. We also currently face competition from health plans and health systems that may offer or develop products or services with features or benefits that overlap with our platform and programs. Large, well-financed healthcare providers and insurance carriers have in some cases developed their own products and services and may provide them to their clients at discounted prices and as supplements to traditional healthcare services. Competition could also result in pricing pressures, which could negatively impact our sales, profitability, and market share.
Our ability to compete effectively depends on our ability to distinguish our company and our platform and programs from our competitors and their products and services, and includes factors such as:
•long-term outcomes;
•ease of use and convenience;
•price;
•greater name and brand recognition;
•longer operating histories;
•greater market penetration;
•larger and more established client and partner relationships;
•larger sales forces and more established products and networks;

•larger marketing budgets;
•access to significantly greater financial, human, technical, and other resources;
•breadth, depth, and efficacy of products and services;
•perceived, actual, and measurable quality, reliability, and effectiveness of products and services; and
•client and member acceptance.
Some of our competitors or potential competitors may have greater name and brand recognition, longer operating histories, and significantly greater resources than we do, and may be able to offer solutions similar to ours at a more attractive price than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, such as AI and machine learning, standards, or client or eligible life requirements or expectations and may have the ability to initiate or withstand substantial price competition. Any further consolidation in the market may exert downward pressure on prices of our platform and programs and may adversely affect our business, results of operations, or financial condition. In addition, our current or potential competitors have established, or may in the future establish, cooperative relationships with providers of complementary products, technologies, or services to increase the availability of their products and services in the marketplaces in which we compete.
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
The digital health market is relatively new and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance, and market adoption. Competition in the digital health market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions, evolving industry standards, short product lifecycles, and changes in consumer demands. Moreover, the MSK market, including MSK care generally and MSK pain management medical devices in particular, is new and rapidly evolving. Our success will depend to a substantial extent on the willingness of our members and contracted lives to use, and to increase the frequency, extent, and duration of their utilization of, our platform and programs, as well as on our ability to demonstrate the value of digital health to existing and new clients, members, and contracted lives.
Negative publicity regarding patient confidentiality, data privacy, and cybersecurity in the context of technology-enabled healthcare or concerns experienced by our competitors could limit market acceptance of our programs. Additionally, the integration and reliance on AI and machine learning technologies in our platform and programs introduce further risks. These technologies are rapidly evolving and may not perform as expected, which could lead to inaccuracies or inefficiencies in our platform and programs. Negative publicity or regulatory scrutiny related to AI and machine learning could also impact consumer trust and acceptance. Furthermore, the competitive landscape may shift as new AI and machine learning advancements emerge, potentially rendering our current technologies obsolete or less effective. The occurrence of any of these events may adversely affect our business, results of operations, and financial condition.

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

In implementing and using our platform and programs, our clients and members depend on our support teams to resolve issues in a timely manner. High-quality support is also important for the renewal and expansion of our platform and programs by existing clients as well as enrollment by contracted lives and re-enrollment by current members. We may be unable to respond quickly enough to accommodate short-term increases in demand for support. We also may be unable to modify the nature, scope, and delivery of our platform and programs or support to compete with changes in solutions provided by our competitors. We have also expanded our technical support team internationally and clients and members may view such support as less effective than support based in the U.S. Furthermore, clients are able to decide whether members receive support from an international team, and if we are unable to successfully transition most clients to the more cost-effective international support structure, we may not achieve anticipated savings on support labor costs. Increased client and member demand for support could increase costs and adversely affect our business, results of operations, and financial condition. Our sales are highly dependent on our reputation and on positive recommendations from our existing members, clients, and partners. The importance of our support functions will increase as we expand our business and pursue new clients, members, and contracted lives. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could materially adversely affect our reputation, our ability to sell our platform and programs, our ability to enable members and contracted lives to re-enroll or enroll in our platform and programs, and, in turn, our business, results of operations, and financial condition.
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
In addition, in order to attract employees that contribute to our corporate culture, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize, and retain our employees. Our stock price volatility or lack of positive performance may cause periods of time during which option exercise prices might be less than the sale price of our Class A common stock or the value of restricted stock units (“RSUs") we grant might be less competitive, which may lessen the retentive attributes of these awards. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to motivate, incentivize, and retain our employees.
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
We intend to continue to make investments to support the growth of our platform and programs and may require additional funds for such development. We may need additional funding for marketing expenses, to develop and expand sales resources, develop new features, enhance our platform and programs, or acquire complementary businesses and technologies to further grow our business and the platform and programs we can offer, or repurchase outstanding shares of our class A common stock under our share repurchase program. Accordingly, we may need or want to engage in future equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in capital markets and lower market prices for many securities may, among other things, affect our ability to access new capital on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our platform and programs, support our business growth, and respond to business challenges could be significantly impaired, and our business, results of operations, and financial condition could be adversely affected.
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
Our clients, members and other individuals may also engage with us online through social media pages to provide feedback and public commentary about all aspects of our business and industry. Information concerning us or services, whether accurate or not, may be posted on social media pages at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity to respond and could materially adversely affect our business, results of operations, and financial condition.
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

Already, certain existing legal regimes, such as various U.S. and state governmental and regulatory agencies relating to data privacy and medical and physical therapy practice, regulate certain aspects of AI Technologies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI Technologies or are considering general legal frameworks for the regulation of AI Technologies. In the U.S., the Trump administration has rescinded an executive order relating to the safe and secure development and deployment of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review rulemaking taken pursuant to the rescinded Biden executive order and, if possible, rescind any such rulemaking to the extent it is consistent with, or presents a barrier to, the Trump administration’s new executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act of 2018 (“CCPA”) regarding the use of automated decision-making technology which became effective on January 1, 2026 and requires businesses using automated decision-making technology to comply with certain notice, opt-out and access request requirements by January 1, 2027. California also enacted several new laws in 2024 and 2025 that further regulate use of AI Technologies and provide consumers and patients with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI or prohibiting AI systems from using professional terminology, interface elements or branding that suggest or imply medical authority or licensed professional involvement when no such oversight exits. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions, and the recent Texas Responsible Artificial Governance Act (“TRAIGA”), which requires disclosures to patients when AI systems are used by healthcare providers to support diagnosis or treatment planning and permits such AI use only where healthcare providers review all AI-generated records to ensure the data is accurate and properly managed. Such additional regulations may impact our ability to develop and use AI Technologies in the future.
In the EU, the EU Artificial Intelligence Act (the “EU AI Act”), which establishes broad obligations for the development and use of AI Technologies in the EU based on their potential risks and level of impact, came into force in August 2024. The EU AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations.
It is possible that further new laws and regulations will be adopted in the U.S. and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust as well as scope of practice laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our platform, programs, and business and the way in which we use AI Technologies. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our platform and programs in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, because AI Technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI. The cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies or limiting our use of AI Technologies to support our care team). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, results of operations, and financial condition.

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
Our business depends on a combination of intellectual property and other proprietary rights, including patents, trademarks, copyrights, and trade secrets, as well as license agreements, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. Our success and ability to compete may depend in part on our ability to maintain and enforce existing intellectual property rights and to obtain, maintain, and enforce further intellectual property protection for our platform and programs, both in the U.S. and in other countries. The protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation, or other violations of our intellectual property rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective intellectual property rights protections may not be available to us or available in every jurisdiction in which we offer or intend to offer our platform and programs. Failure to adequately obtain, maintain, protect, or enforce our intellectual property rights could harm our brand, devalue our proprietary content, and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations, and financial condition.
Our most material trademark asset is the U.S. registered trademark “Hinge Health.” Our trademarks, trade names, and brand names are valuable assets that support our brand and perception of our platform and programs and distinguish our platform and programs from those of our competitors. We have registered or applied to register many of these trademarks. However, there can be no assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of such trademarks, and our trademarks may be circumvented or declared generic. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. Moreover, third parties may file first for our trademarks in certain countries. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition in those jurisdictions. We also hold the rights to the “hingehealth.com” internet domain name, which is subject to regulation by internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or internet domain names in the U.S. or in other jurisdictions in which we currently and may ultimately operate, our brand recognition and reputation would suffer, we would incur significant re-branding expenses and our results of operations could be adversely impacted.
As of December 31, 2025, we owned 21 issued patents and 45 pending patent applications in the U.S. as well as 20 pending PCT applications, 26 foreign issued patents and 54 pending foreign patent applications. As of December 31, 2024, we owned 12 issued patents and 34 pending patent applications in the U.S. as well as 17 pending PCT applications, 17 foreign issued patents and 59 pending foreign patent applications. Our patents issued in the U.S. begin expiring in July 2033, excluding any patent term adjustment. The patent positions of technology and virtual care companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach, and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the inventorship, validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may have or obtain patents relating to technologies that overlap or compete with our platform and programs. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

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
Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary or intellectual property rights that would prevent, limit, or interfere with our ability to develop or enhance our platform and programs, which could make it more difficult for us to operate our business. We have received and may in the future receive communications from holders of patents, trademarks, trade secrets, or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting, or otherwise violating such rights. Such parties may in the future bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. If a patent infringement or other intellectual property-related lawsuit is brought against us, we could be forced to stop or delay sales of the program that is the subject of the suit or cease use of our technology altogether. As the market for digital health solutions in the U.S. expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our platform and programs of which we are not aware or that we must challenge to continue our operations as currently contemplated. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities.
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
Further, if we are determined to have infringed upon a third party’s intellectual property rights, we may also be required to do one or more of the following:
•seek a license from the holder of the infringed intellectual property right, which license may not be available on commercially reasonable terms, or at all;
•pay substantial royalty or license fees or other monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right;
•redesign or reengineer our platform and programs, or other technology in a non-infringing manner, which may be costly, time-consuming, commercially infeasible, or impossible; or
•establish and maintain alternative branding for our platform and programs.
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

From time to time, we may have to resort to litigation to protect or enforce our intellectual property and proprietary rights, which could result in substantial costs, distraction to management and diversion of our resources. Such litigation could result in the impairment or loss of portions of our intellectual property or proprietary rights. Enforcement of our intellectual property or proprietary rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of such intellectual property or proprietary rights. An adverse determination of any litigation proceedings could put our intellectual property or proprietary rights at risk of being invalidated or interpreted narrowly, could risk the issuance or cancellation of pending patent and trademark filings, and could harm our business. Further, intellectual property law, including statutory and case law, particularly in the U.S., is constantly developing. Changes in the law could make it harder for us to enforce our rights.
In any lawsuit that we bring to enforce our intellectual property or proprietary rights, a court may refuse to prevent the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. If we initiate legal proceedings against a third party to enforce a patent covering a program, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office (“USPTO”) or made a misleading statement during prosecution. Third parties also may raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our programs, or any future programs that we may develop.
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
In addition, our inability to detect and protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales of our platform, impair the functionality of our platform, delay introductions of new functionality to our platform, result in the substitution of inferior or more costly technologies into our platform and programs, or harm our reputation. Policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, results of operations, and financial condition could be adversely affected.

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
Our patents may expire if they are not maintained, our patent applications may not be granted, or our patent rights may be contested, circumvented, invalidated, or limited in scope. Any expiration or invalidation of our patents may cause us to not be able to prevent others from selling, developing, or exploiting competing technologies, platforms, programs, or services, which could have a material adverse effect on our business, results of operations, and financial condition. Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of our owned or licensed patents and patent applications. We rely on our outside counsel or our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We also depend on our licensors whose intellectual property we license to take the necessary action to comply with these requirements with respect to such in-licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business, results of operations, and financial condition.
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

Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
We are also or may become subject to rapidly evolving data protection laws, rules, and regulations in foreign jurisdictions. For example, in Europe, the EU General Data Protection Regulation (“GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”) or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for non-compliance of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease, changes to our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EEA, and the U.S. remains uncertain. Case law from the Court of Justice of the EU (“CJEU”) states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our platform and programs, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, after the end of the transition period following the departure of the UK from the EU, we are also subject to the UK General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a non-compliant company’s global annual revenue for the preceding financial year, whichever is greater, as well as other potentially divergent enforcement actions for certain violations. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
We license certain intellectual property, including technologies and software from third parties, which is important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. Disputes may arise between us and our licensors regarding the intellectual property licensed to us under any license agreement, including disputes related to:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•our compliance with reporting, financial, or other obligations under the license agreement;
•the amounts of royalties or other payments due under the license agreement;
•whether and the extent to which we infringe, misappropriate, or otherwise violate intellectual property rights of the licensor that are not subject to the license agreement;
•our right to sublicense applicable rights to third parties;
•our right to transfer or assign the license; and
•the ownership of intellectual property and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
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
Our ability to deliver our digital platform and programs depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our platform and programs are designed to operate without interruption, and in some cases, we provide certain uptime guarantees to our clients and members. However, we have experienced in the past and may experience future interruptions and delays on our website and app and the availability of our platform and programs from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and members and could result in potential liabilities or claims with respect to any uptime guarantees we have made to clients and members. To operate without interruption, both we and our service providers must guard against:
•damage from fire, power loss, natural disasters, and other force majeure events outside our control;
•communications failures;
•software and hardware errors, failures, and crashes;
•security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and
•other potential interruptions.
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
We and our affiliated professional entities (collectively, referred to as Hinge Health Digital P.C.) are subject to healthcare fraud and abuse regulations and enforcement by federal, state, and foreign governments. These laws may constrain the business or financial arrangements and relationships through which we and our affiliated professional entities conduct our operations. In the U.S., the laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item, or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•the federal physician self-referral law (“Stark Law”), which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services (“DHS”) if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;

•federal civil and criminal false claims laws, including the False Claims Act, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•the Civil Monetary Penalties Law, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters submitted for payment. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
•Section 1128J(d) of the Social Security Act (commonly known as the 60-Day Overpayment Rule) that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•the FTC Act and federal and state consumer protection, advertisement, and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the Foreign Corrupt Practices Act (the “FCPA”), which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
•state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; and
•federal and state laws and regulations that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered.
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
Federal and state governments in the U.S. and foreign governments have and continue to propose and pass a number of legislative and regulatory initiatives to contain or reduce healthcare costs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “ACA”), made major changes in how healthcare is delivered and reimbursed, including comparative effectiveness research initiatives and payment system reforms such shared savings pilots and other provisions.
In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2032, unless additional congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law and, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Certain of these provisions are still being implemented, and the full impact of these changes on us cannot be determined at this time.
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
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services and could limit or make it more difficult to operate our business or expand into government agencies and government healthcare programs, such as Medicare and Medicaid, which could materially adversely affect our business, results of operations, and financial condition. Certain of these laws and regulations are subject to "facts and circumstances" review, and the considerations for such review may vary based on the reviewer or the administration.

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
In order to comply with the corporate practice of medicine doctrine in states in which we operate, we have entered into an MSA with each of our affiliated professional entities. Under the MSAs, we provide various administrative and non-clinical operations support services in exchange for scheduled fees for our services. As a result, our ability to receive cash fees from our affiliated professional entities generally may be limited to the fair market value of the services provided under the MSAs. To the extent our ability to receive cash fees from our affiliated professional entities may be limited in certain states in which we operate, our ability to use that cash for growth, debt service, or other uses may be impaired and, as a result, our results of operations and financial condition may be adversely affected. In addition, while the MSAs prohibit us from controlling, influencing, or otherwise interfering with the professional practice of any affiliated professional entity and provide that the licensed professionals retain exclusive control and responsibility for all aspects of the professional practice and the delivery of medical or other licensed healthcare services, there can be no assurance that our contractual arrangements and activities with our affiliated professional entities will be free from scrutiny from regulatory authorities, and we cannot guarantee that new regulations and/or subsequent interpretation of the corporate practice of medicine and fee splitting laws will not circumscribe our business operations. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business, results of operations, and financial condition.
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
Changes or developments in the health insurance markets in the U.S., including passage and implementation of a law to create a single-payer or government-run health insurance program, could adversely harm our business, results of operations, and financial condition.
In the U.S., our business operates within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend, in part, on growth in the market for private health insurance, as our platform and programs are integrated with health insurance plans offered by our clients, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system in the U.S. could reduce demand for our platform and programs and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the U.S. Certain elected officials have introduced proposals that would create a new single-payer national health insurance program for all U.S. residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run healthcare system at the state level are regularly introduced, such as in New York and California. At the federal level, the president and Congress may consider other legislation or executive orders, including changes to the elements of the ACA. Areas of focus include policies or practices that may reduce affordability of coverage, present unnecessary barriers to coverage, or undermine protections for people with preexisting conditions. We continue to evaluate the effect that the ACA and its possible modification, repeal, and replacement has on our business. We cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law.
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
We have been, and may in the future be, subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, results of operations, and financial condition. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, healthcare regulatory laws, healthcare privacy laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, insurance laws, and employee benefit laws. We may also become subject to allegations of discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our brand, reputation, and operations. Claims may also arise out of actual or alleged breaches of contract or other actual or alleged acts or omissions by or on behalf of us. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
•substantial payments to satisfy judgments, fines, or penalties;
•substantial outside counsel legal fees and costs;
•additional compliance and licensure requirements;
•loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;
•loss of productivity and high demands on employee time;
•criminal sanctions or consent decrees;
•termination of certain employees, including members of our executive management team;
•barring of certain employees from participating in our business in whole or in part;
•orders that restrict our business or prevent us from offering our platform or certain programs;
•changes to our business model and practices; and
•damage to our reputation and brand.
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
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws and regulations in various jurisdictions in which we currently or may in the future conduct activities, including the FCPA, the UK Bribery Act, and other anti-corruption laws and regulations. The FCPA and the UK Bribery Act prohibit us and our officers, directors, employees, and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing, or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records, and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The UK Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition, and reputation. Our policies and procedures may not be sufficient to ensure compliance with these regulations and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible, even if we do not explicitly authorize or have actual knowledge of such activities.
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
In the U.S., before we can market a new medical device, or a new use of, or other significant modification to an existing, marketed medical device, such as our Enso device, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), approval of a premarket approval application (“PMA”), or grant of a de novo classification request from the FDA, unless an exemption applies. For example, we have obtained 510(k) clearance of our Enso device for the symptomatic relief and management of chronic intractable pain, and for temporary relief of pain associated with sore and aching muscles in the shoulder, waist, back, neck, upper extremities (arm) and lower extremities (leg) due to strain from exercise or normal household work activities.

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
We have obtained 510(k) clearance for our Enso device, and we expect we will pursue similar regulatory pathways in the U.S. with respect to potential modifications of our Enso device, where required, as well any future device products, including any applications we may develop that otherwise meet the FDA’s definition of a medical device. However, if the FDA requires us to pursue alternate pathways, or otherwise go through a lengthier, more rigorous premarket review for our products than we had expected, our product introductions or modifications could be delayed or prevented, which would have a material impact on our business, results of operations and financial condition.
In the U.S., any modification to a product candidate for which we receive marketing authorization may require us to submit a new 510(k) premarket notification and obtain clearance, to submit a PMA and obtain FDA approval, or to submit a de novo request prior to implementing the change. For example, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, generally requires a new 510(k) clearance or other marketing authorization. The FDA requires every manufacturer to make such determinations in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with a manufacturer’s decisions regarding whether new clearances or approvals are necessary. We have in the past made modifications to our 510(k)-cleared product that we believe did not require a new 510(k) clearance, and we may do so in the future. If the FDA disagrees with our determinations and requires us to seek new marketing authorizations for any implemented product modifications, we may be required to cease marketing or to recall the modified product until we obtain such marketing authorization, and we may be subject to significant regulatory fines or penalties.
The FDA, and if we decide to offer our Enso device or any future device products internationally, applicable foreign regulatory authorities or notified bodies, can delay, limit, or deny marketing authorization or certification of a device for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA, or applicable foreign regulatory authorities or notified bodies that our device products are substantially equivalent to a predicate device or are safe and effective for their intended uses;
•the disagreement of the FDA, or applicable foreign regulatory authorities or notified bodies that our available data support the intended uses of our device products;
•serious and unexpected adverse device effects experienced by clinical study participants or device users;
•the data from preclinical studies and clinical studies may be insufficient to support clearance, de novo classification, approval, or certification, where required;
•our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

•the manufacturing process or facilities we use may not meet applicable requirements; and
•the potential for marketing authorization or certification policies or regulations of the FDA or applicable foreign regulatory authorities to change significantly in a manner rendering our data or regulatory filings insufficient for continued marketing authorization or certification.
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
Because we have obtained 510(k) clearance for our Enso device in the U.S., we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance for our Enso device. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, any marketing authorizations we are granted are limited to the cleared or approved indications for use. Further, the manufacturing facilities for a product are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer, or manufacturing facility may result in restrictions on the product, manufacturer, or manufacturing facility, including withdrawal of the product from the market or other enforcement actions. In addition, we distribute the Perifit pelvic trainer device, which is manufactured by a third-party supplier. We are subject to certain regulatory requirements as a distributor of this device and a failure to comply with these requirements could have a material impact on our business, results of operations and financial condition.

Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations with respect to our medical device products. References to “our medical device products” include, in the U.S., our Enso device and any additional medical devices we may develop, and internationally, our global program and any new or newly offered medical device. The FDA, state, and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state, or foreign regulatory authorities, which may include any of the following sanctions:
•untitled letters or warning letters;
•fines, injunctions, consent decrees, and civil penalties;
•recalls, termination of distribution, administrative detention, or seizure of our device products;
•client notifications or repair, replacement, or refunds;
•operating restrictions or partial suspension or total shutdown of production;
•delays in or refusal to grant our requests for future clearances or approvals or foreign marketing authorizations or certifications of new products, new intended uses, or modifications to existing products;
•withdrawals or suspensions of our current 510(k) clearances, resulting in prohibitions on sales of our device products;
•FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•criminal prosecution.
Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations, and financial condition. In addition, the FDA, foreign regulatory authorities or notified bodies may change their marketing authorization or certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization or certification of any product candidate under development or impact our ability to modify any device products authorized or certified for market on a timely basis. Such changes may also occur in foreign jurisdictions where we may market device products in the future. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain marketing authorizations or certifications, increase the costs of compliance, or restrict our ability to maintain any marketing authorizations we have obtained. See the risk factor titled “—Legislative or regulatory reforms in the U.S. and in foreign countries may make it more difficult and costly for us to obtain marketing authorizations for any medical devices or to manufacture, market or distribute any medical devices after such authorizations have been obtained.”
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

Legislative or regulatory reforms in the U.S. and in foreign countries may make it more difficult and costly for us to obtain marketing authorizations for any medical devices or to manufacture, market or distribute any medical devices after such authorizations have been obtained.
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
In addition, one of the most significant moving targets related to the regulatory landscape is in the EU; more specifically, the regulation of medical devices has recently evolved and continues to undergo legislative changes. Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”), which repeals and replaces the Council Directive 93/42/EEC (the “EU Medical Devices Directive”), became applicable on May 26, 2021. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, without the need for adoption of EU member state laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.
The modifications brought by the EU Medical Devices Regulation and additional recent changes may have an effect on the way we intend to develop our business in the EU and EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed, which could adversely affect our ability to grow our business in a timely manner.
If we do not obtain and maintain any required international regulatory registrations, marketing authorizations or certifications for our medical device products, we will be unable to market and sell such products outside of the U.S.
As we look towards increased international expansion, including with respect to our global program, which is considered a medical device by certain foreign regulatory authorities, sales of our medical device products outside of the U.S. will be subject to foreign regulatory requirements that vary widely from country to country and we may be required to obtain and maintain regulatory authorizations, including clearances or approvals, or other certifications in order to commercialize certain of our products in certain international markets.

For instance, by marketing our global program or any products qualifying as a medical device in the EU, they must comply with the general safety and performance requirements of EU Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to medical devices, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology, or reuse aspects), a conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design, and final inspection of medical devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU and in the EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. Similarly, if national competent authorities do not agree with the classification of the medical device product(s) we place on the EU market, we may be subject to enforcement actions by EU regulatory authorities, including fines, product recalls, or the suspension of our ability to market and sell our products within the EU. Such enforcement actions could adversely affect our business operations, financial condition, and reputation. Additionally, the process of reclassifying medical devices and aligning with the correct regulatory pathway could be time-consuming and costly, potentially delaying product launches and impacting our competitive position in the market.
In the UK, on June 26, 2022, the Medicines and Healthcare products Regulatory Agency (“MHRA”), published its response to a 10-week consultation on the future regulation of medical devices in the UK. The MHRA proposes amendments to the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic regulation, and foster sustainability through the reuse and remanufacture of medical devices. The MHRA has stated that it remains its intention to implement the proposals from such consultation through secondary legislation. In addition, on November 14, 2024, the MHRA launched a new consultation on proposals to update the regulatory framework for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed (“UKCA”) mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. The MHRA consultation was opened until January 5, 2025 and it is expected that secondary legislation implementing the proposals would be introduced in 2025.
The divergence of the new UK rules from EU law could adversely affect or delay our ability to obtain approval for our medical device products in the UK, which could adversely affect our ability to grow our business.
In addition, the FDA regulates export of medical devices from the U.S. While the regulations of some countries may not impose significant barriers to marketing and selling our medical device or only require notification to regulators or third parties, others require that we obtain affirmative marketing authorization or certification from a notified body. Complying with foreign regulatory requirements, including obtaining registrations, certifications, clearances, or approvals, can be expensive and time-consuming, and we may not receive necessary marketing authorizations or certifications in each country in which we plan to market our device products, or we may be unable to do so on a timely basis. The time required to obtain marketing authorizations and certifications, if required by other countries, may be longer than that required for FDA marketing authorizations, and requirements for such authorizations or certifications may significantly differ from FDA requirements.

If we modify our medical device products, we may need to apply for additional marketing authorizations or certifications before we are permitted to sell the modified device or may be required to recall products we have previously modified. In addition, we may not continue to meet the quality, safety and compliance standards required to maintain the authorizations that we have received. If we are unable to maintain our marketing authorizations in a particular country, we will no longer be able to sell the applicable device in that country. In the EU, once medical devices are certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business in these countries.
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
We are subject to income taxes in both the U.S. and foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our effective tax rates could be affected, potentially materially, by numerous factors, such as changes in tax, accounting, and other laws (including increases in tax rates), regulations, administrative practices, principles, and interpretations, the mix and level of earnings in a given taxing jurisdiction, or our ownership or capital structures.
As we continue to expand internationally, our customers are subject to potential additional indirect tax costs and uncertainties. The tax rules for non-U.S. jurisdictions for imposing taxes like a value added tax or goods and services tax on virtual services offered by us are often ambiguous and are frequently inconsistent in each taxing jurisdiction. These laws, rules and regulations also are consistently evolving. The imposition of any additional such taxes or an adverse change in the application of such tax rules could have a material adverse effect on our business, financial condition, and results of operations.
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
Our financial statements are consolidated in accordance with applicable accounting standards and include the accounts of our wholly-owned subsidiaries and affiliated professional medical corporations (such affiliated professional medical corporations are collectively, referred to as “Hinge Health Digital P.C.”), which are classified as variable interest entities. Applicable accounting standards require that, under some circumstances, the variable interest entity (“VIE”) consolidation model be applied when a reporting enterprise holds a variable interest, such as equity interests, debt obligations, certain management, and service contracts, in a legal entity. Under this model, an enterprise must assess the entity in which it holds a variable interest to determine whether it meets the criteria to be consolidated as a VIE. If the entity is a VIE, the consolidation framework next identifies the party, if one exists, that possesses a controlling financial interest in the VIE, and then requires that party to consolidate the VIE as it is the primary beneficiary. An enterprise’s determination of whether it has a controlling financial interest in a VIE requires that a qualitative determination be made, and is not solely based on voting rights.
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
The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations, and financial condition;
•the projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•price and volume fluctuations in the overall stock market, including as a result of trends in the global economy as a whole;
•changes in our board of directors or management;
•sales of large blocks of our Class A common stock, including sales by our Founders or our executive officers and directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations, insurance reimbursement, or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock;
•the expiration of lock-up or market standoff agreements;
•general economic conditions in the U.S., including macroeconomic factors such as interest rate increases, inflation, and recession concerns;
•other events or factors, including those resulting from war, pandemics, incidents of terrorism, or responses to these events; and
•the other factors described in this Annual Report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
The stock market has experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and materially adversely affect our business, results of operations, and financial condition. In addition, there was no public market for our Class A common stock prior to our IPO, and an active trading market for our Class A common stock may not be sustained. As a result, stockholders may be unable to resell shares of our Class A common stock at or above the purchase price, or at all.

We do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our Class A common stock will depend on whether the price of our Class A common stock increases.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and for repurchases of our class A common stock under our share repurchase program and we do not expect to declare or pay any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. Even if our board of directors declares a dividend in the future, our amended and restated certificate of incorporation provides that no dividend may be paid on our common stock unless any Series E preferred stock then outstanding first receives, or simultaneously receives, a dividend on each such outstanding share in an amount at least equal to the dividend payable on each share of Series E preferred stock determined as if all shares of such Series E preferred stock had been converted into the applicable series of common stock. Moreover, the terms of instruments relating to debt we may incur in the future may restrict our ability to pay dividends. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Class A common stock. As a result, appreciation, if any, in the market price of our Class A common stock will be your sole source of gain for the foreseeable future.
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
Each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to 15 votes, and each share of our Series E preferred stock is entitled to 15 votes (the number of votes based on the number of shares of our Class B common stock into which such shares of our Series E preferred stock could initially be converted), except the shares of Series E preferred stock are not entitled to vote in connection with the election of directors. As of December 31, 2025, our Founders, their affiliates and stockholders who owned more than 5% of our outstanding capital stock and their respective affiliates held, in the aggregate, a substantial majority of the voting power of our outstanding capital stock. As directors, and as an officer in the case of Mr. Perez, Messrs. Perez and Mecklenburg owe a fiduciary duty to our stockholders to act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Perez and Mecklenburg are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally.

As a result of our dual class structure, Class B common stockholders, including our Founders, and the Series E preferred stockholders, are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they choose to act together. For example, these persons, if they choose to act together (other than the holders of our Series E preferred stock with respect to the election of directors), would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets. This concentration of ownership control may:
•delay or prevent a change in control;
•entrench our management and board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.
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

Shares of our Series E preferred stock originally issued to investors remain outstanding. Such shares are held by one holder of our Series E preferred stock, Tiger Global, and the holder of Series E preferred stock has rights that could impact the value of our Class A common stock and impact our business and operations.
2,581,837 shares of our Series E preferred stock are outstanding and have rights that could impact the value of our Class A common stock and impact our business and operations. Subject to certain exceptions, at any time we issue additional shares of our capital stock without consideration or for consideration less than the Series E preferred stock conversion price, which is $77.46420, the Series E preferred stock conversion price will be automatically adjusted downward according to a broad-based weighted average formula. In the event of our liquidation, dissolution, or winding up, the holders of our Series E preferred stock will be entitled to receive out of the net assets legally available for distribution to stockholders, after the payment of all of our debts and other liabilities, prior and in preference to any distribution of any assets to holders of our common stock, an amount of $77.46420 per share for each then outstanding share of Series E preferred stock plus any declared but unpaid dividends on such shares, which amount is equal to $200.0 million as of the date of this Annual Report. Further, if our board of directors declares a dividend while shares of our Series E preferred stock remain outstanding, then such shares of Series E preferred stock shall first receive, or simultaneously receive, a dividend on each then outstanding share of Series E preferred stock in an amount at least equal to the dividend payable on each share of Series E preferred stock determined as if all shares of such Series E preferred stock had been converted into the applicable series of common stock. The market price of our Class A common stock could be materially adversely affected by the preference rights of the Series E preferred stock. As of the date of this Annual Report, there is one holder of our Series E preferred stock, Tiger Global. However, if Tiger Global transfers any of its shares of Series E preferred stock to other holders, obtaining the requisite consent of the holders of Series E preferred stock to take certain actions may become more difficult to obtain, which could have an adverse impact on our business.
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
All shares of our Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (“Rule 144”), are only be able to be sold in compliance with Rule 144.

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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.
On November 10, 2025, our board of directors authorized the share repurchase program, under which we may repurchase up to $250.0 million of shares of our outstanding Class A common stock. As of December 31, 2025, we had completed $65.0 million of repurchases under the program. The actual timing and amount of any repurchases will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The share repurchase program could affect the trading price of our common stock, increase volatility, and any repurchases under the program could diminish our cash and cash equivalents and marketable securities available to fund working capital, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The share repurchase program may be suspended, terminated or modified at any time for any reason, and we cannot guarantee that the share repurchase program will be fully consummated, or that it will enhance long-term stockholder value.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. The provisions in our amended and restated certificate of incorporation or amended and restated bylaws provide for the following:
•a dual class common stock structure which provides our holders of Class B common stock and our holders of Series E preferred stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock;
•a classified board of directors with three-year staggered terms, who can only be removed for cause, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to set the size of the board of directors and to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to adopt, amend, or repeal our amended and restated bylaws without obtaining stockholder approval;
•in addition to our board of director’s ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of all our then-outstanding shares of capital stock entitled to vote generally in the election of our directors, voting together as a single class;
•the required approval of at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation;
•the requirement that a special meeting of stockholders may be called only by a majority of our board of directors, the chairperson of our board of directors, or our CEO;

•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us; and
•the limitation of liability of, and provision of indemnification to, our directors and officers.
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
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered or may enter into with our directors and officers provide that:
•we will indemnify our directors and officers to the fullest extent permitted by the DGCL. The DGCL provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.
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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, and that the federal district courts of the U.S. will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction thereof, the federal district court of the State of Delaware or other state courts of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action, suit or proceeding brought on our behalf of us, (B) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (C) any action, suit or proceeding arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), or (D) any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine; and (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint, although there is uncertainty as to whether a court would enforce this provision. Our amended and restated certificate of incorporation also provides that any person or entity purchasing or otherwise acquiring any interest in any security of us will be deemed to have notice of and consented to these provisions. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims solely under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
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
From time to time we may provide estimates of market opportunity and forecasts of market growth, which may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Annual Report.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our clients or potential clients. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, fluctuations in interest rates, liquidity concerns at financial institutions, international trade relations, tariffs, political turmoil, including the conflicts in Ukraine and the Middle East, natural catastrophes, warfare and terrorist attacks in the U.S., Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by existing or potential clients and negatively affect the growth of our business. To the extent there is a sustained general economic downturn, our revenue, business, and results of operations may be affected by reductions in overall spending on healthcare technology and elective healthcare. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract clients for whom we compete. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
Certain of our executive officers have limited, or no, experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
We will incur significant additional costs and are subject to additional regulations and requirements as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have and will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the listing rules of the NYSE. Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Further, we may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected.
Additionally, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could materially adversely affect our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could materially adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K following the IPO.
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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
The nature of our business as a digital clinic, including the collection and processing of sensitive personal health information, makes us susceptible to cybersecurity attacks. To address this, we work to integrate security into every aspect of our business and maintain a cybersecurity risk management program with safeguards, certifications, policies and controls designed to protect our systems from cyber threats. Our cybersecurity risk management program is designed to protect the confidentiality, integrity, and availability of our critical systems and information. We design and assess our cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) 2.0, applicable privacy and data security laws, and regulations, including HIPAA and applicable state health privacy laws, and remain informed by industry standards and industry-recognized practices. In addition, our cyber security program is regularly evaluated by external auditors and we are currently SOC 2 Type 2, Health Information Trust Alliance Common Security Framework (“HITRUST CSF”), and ISO/IEC 27001:2022 certified.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across our enterprise risk management program.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a dedicated security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external advisors and service providers, such as third-party penetration testing firms, bug bounty programs, or auditors, to advise on, assess, test, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management, including onboarding sessions and annual refresher training to address evolving threats;
•a cybersecurity incident response plan that follows recognized frameworks (e.g., NIST CSF 2.0), outlines procedures for investigating and resolving incidents, and is supported by automated tools for threat triage and resolution; and
•a third-party risk management process for service providers, suppliers, and vendors incorporating evaluations such as SOC 2 reports, HITRUST certifications, annual reviews, security questionnaires, and business associate agreement compliance to ensure risks are understood and addressed.
While we have not identified risks from known cybersecurity incidents, including as a result of any prior cybersecurity incidents, that have materially affected us, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially impact us, including our business, operations, results of operations, or financial condition. For additional information about these risks, see the risk factor titled — "We depend on our information technology systems, and those of our third-party vendors, contractors, and consultants, and any failure or significant disruptions of these systems, security breaches, or loss of data could expose us to liability or materially adversely affect our business, results of operations, and financial condition".
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity, data privacy, and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives quarterly reports from management on our cybersecurity risks, including threat landscape updates and the status of key security initiatives. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as regarding any incidents with lesser impact potential and regarding overall trends in the cybersecurity risks we face.
The Audit Committee reports to our board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives quarterly briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff, or external experts as part of the board of directors’ continuing education on topics that impact public companies.
Our CISO, Hassan Asghar, has over twenty years of experience in information security, engineering, and other technology-related roles, including experience in healthcare and other highly regulated industries. Mr. Asghar oversees our Enterprise Security and IT teams, which is responsible for assessing and managing our material risks from cybersecurity threats. Our Enterprise Security team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Enterprise Security team supervises efforts to prevent, detect, mitigate, remediate, and appropriately report cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we lease approximately 53,000 square feet for office space, pursuant to a lease agreement that expires in September 2027, subject to the terms thereof. We also lease approximately 10,000 square feet of office space in Montreal, that expires in October 2030, and we lease co-working office spaces in Bangalore and Minneapolis, as well as on-demand co-working office spaces in Seattle, New York City, Denver, Austin and Chicago, which are used as needed.

We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we grow, and we believe that suitable additional or alternative spaces will be available on commercially reasonable terms, if required.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock has been listed on the NYSE under the symbol “HNGE” since May 22, 2025. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock is neither listed nor publicly traded.
Holders of Record
As of the close of business on February 23, 2026, there were 52 registered holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of the close of business on February 23, 2026, there were 17 registered holders of record of our Class B common stock.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Initial Public Offering of Class A Common Stock
In May 2025, we completed our initial public offering (our “IPO”), in which we issued and sold an aggregate of 8,522,528 shares of our Class A common stock, and certain of our stockholders sold 7,193,372 shares of Class A common stock at a public offering price of $32.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-285682), which was declared effective by the SEC on May 21, 2025. We received aggregate proceeds of $255.7 million, net of underwriting discounts and commissions before deducting offering expenses payable by us. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus, dated May 21, 2025 and filed with the SEC on May 23, 2025 pursuant to Rule 424(b) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2025, stock repurchases were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program ($ stated in thousands)
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025	797,002	$45.59	797,002	$213,664
December 1, 2025 - December 31, 2025	587,483	$48.78	587,483	$185,000
	1,384,485	$46.95	1,384,485

On November 10, 2025, our board of directors approved a share repurchase program with authorization to purchase up to $250.0 million of our outstanding Class A Common Stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or by other methods, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. As of December 31, 2025, we had repurchased an aggregate of 1,384,485 shares of our Class A common stock under the share repurchase program and we had a remaining authorization of approximately $185.0 million for future share repurchases.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index through December 31, 2025, assuming an initial investment of $100 at the market close price on May 22, 2025, the date our Class A stock commenced trading on the NYSE. Data for the S&P 500 Index and the S&P 500 Information Technology Index assumes reinvestment of dividends.
The comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties and our actual results, events or circumstances could differ materially from those described in forward-looking statements. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Annual Report to “we,” “us,” “our,” “our company,” and “Hinge Health” refer to Hinge Health, Inc. and its consolidated subsidiaries, and references to our “common stock” include our Class A common stock and Class B common stock. Our fiscal year ends on December 31.
Overview
Our vision is to build a new health system that transforms outcomes, experience and costs by using technology to scale and automate the delivery of care.

Hinge Health leverages software, including AI, to automate care for joint and muscle health, delivering an outstanding member experience, improved member outcomes, and cost reductions for our clients. We have designed our platform to address a broad spectrum of MSK care—from acute injury, to chronic pain, to post-surgical rehabilitation. Members receive personalized and automated MSK care through our AI-powered motion tracking technology and a proprietary electrical nerve stimulation wearable device, all designed and monitored by our AI-supported care team of licensed physical therapists, physicians, and board-certified health coaches. Our platform can help to ease members’ pain, improve their function, and reduce their need for surgeries, all while driving health equity by allowing members to engage in their exercise therapy sessions from anywhere and embrace movement as a way of life.
We have developed an efficient go-to-market model by working directly with our partners and clients. We seek to be the most validated and the easiest to buy solution on the market. Our clients are primarily self-insured employers and include many of the nation’s leading enterprises across a broad range of industries and sizes. Within this segment, we also serve many public sector self-insured employers, such as state and local city governments and labor unions. In most instances, for our self-insured clients, we partner with clients’ health plans, TPAs, PBMs, or other ecosystem entities to reduce the friction of contracting, procurement, security and IT reviews, onboarding, and billing. We also serve health plans’ fully-insured and Medicare Advantage populations and federal insurance plans.
We believe that we grow efficiently because of our scalable, repeatable go-to-market model. We sell through our direct sales force and our partners. Once we contract with a client, we are most often the sole digital MSK care provider offered to their contracted lives for an average contract term of three years. For the term of each contract, we are able to enroll, engage, and re-engage the client’s eligible lives, driving a recurring, repeatable revenue model. As of December 31, 2025, we had over 60 partners. Our partners include the five largest national health plans by self-insured lives, and the top three PBMs by market share.
Our software-led, AI-powered delivery model not only aims to provide a better experience for our members and a less expensive alternative for our clients, but also allows us to innovate and continuously improve our platform. Our AI-powered motion tracking technology, TrueMotion, allows us to deliver highly scalable care remotely and reduce the human hours associated with traditional physical therapy. According to our estimates based on data from 2025, our platform reduced the number of human care team hours associated with traditional physical therapy by approximately 97%. We have done this while improving our high member satisfaction over time.
We are a research-led organization and routinely expand our platform with new programs, capabilities, and features. Over the last four years, we launched new programs to address six additional affected areas; launched Enso to deliver a non-addictive, non-invasive alternative for pain relief; developed HingeConnect for real-time targeted care support and external provider coordination; and integrated TrueMotion, our proprietary AI-powered motion tracking technology, to replace wearable sensors for our members. In 2022, we launched women’s pelvic health, a specialized care program within our chronic program, and, in 2023, we launched and began selling a fall prevention program for eligible lives in our Medicare Advantage population. In 2025, we launched our high-performance in-person provider network for MSK care, HingeSelect, which allows us to now provide members with end-to-end MSK care while further reducing costs for members, employers, and health plans.

Recent Developments
Initial Public Offering
In May 2025, we completed our IPO, in which we issued and sold an aggregate of 8,522,528 shares of our Class A common stock, and certain of our stockholders sold 7,193,372 shares of Class A common stock at a public offering price of $32.00 per share. We received aggregate proceeds of $255.7 million, net of underwriting discounts and commissions before deducting offering expenses payable by us. We used substantially all of the proceeds from the IPO to pay employee taxes for the settlement of RSUs and PRSUs. Immediately prior to the completion of the IPO, we amended and restated our certificate of incorporation to provide for (i) the reclassification of all outstanding shares of our common stock (other than those held by our Founders and their affiliates) into an equal number of shares of Class A common stock, (ii) the reclassification of all shares of our common stock underlying outstanding equity awards under our 2017 Equity Incentive Plan (the "2017 Plan") (other than those held by our Founders) into shares of Class A common stock pursuant to an amendment to the 2017 Plan, (iii) the reclassification of all outstanding common stock held by our Founders and their affiliates into an equal number of shares of Class B common stock, (iv) the reclassification of all shares of the Company’s common stock underlying outstanding equity awards under our 2017 Plan held by our Founders into shares of Class B common stock pursuant to an amendment to the 2017 Plan, (v) the amendment of the terms of the outstanding Series E preferred stock, to provide that such shares are initially convertible into shares of Class B common stock, (vi) the automatic conversion and reclassification of 42,986,472 of outstanding shares of our redeemable convertible preferred stock, or all outstanding shares of Series A-1, Series A-2, Series B, Series C, Series C-1, and Series D redeemable convertible preferred stock, into an aggregate of 42,986,472 shares of Class B common stock, and (vii) the voluntary conversion of 1,748,504 outstanding shares of Series E preferred stock into the same amount of shares of Class B common stock.
Upon the effectiveness of the registration statement on Form S-1 relating to our IPO (the "IPO Registration Statement"), the time based and performance vesting condition of certain RSUs and PRSUs was met, and we recognized $571.4 million of stock-based compensation expense for the portion of the service period completed by employees and service providers from the grant date through the effectiveness of the IPO Registration Statement, as further described in Note 9, Common Stock, Equity Incentive Plans and Stock-Based Compensation to the consolidated financial statements included elsewhere in this Annual Report.
Our Business Model
Go-to-Market Motion—Revenue Generation Process
We have rapidly grown our client base, expanding to 2,830 clients as of December 31, 2025, compared to 2,256 clients as of December 31, 2024, compared to 1,657 clients as of December 31, 2023. This expansion has given us access to an increased number of contracted lives, which grew to approximately 25 million as of December 31, 2025 from 20 million as of December 31, 2024, and 16 million as of December 31, 2023. There are two ways we increase our contracted lives: through new client additions and through accessing additional contracted lives within a current client.
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
Depending on a client’s needs, we have the ability to contract directly or through one of our many partners. Similarly, we are able to invoice a client directly or submit via claims through a client’s health plan. If a client chooses to pay via claims through a health plan, the cost typically comes directly out of their medical budget for the year and is embedded in their medical costs, rather than a separate discretionary budget. Allocation of the spend on Hinge Health to the client’s existing healthcare budget enables faster implementation as it avoids a potentially lengthy approval process. Our agreements with partners help us simplify contracting and implementation with clients. In 2025, the vast majority of our contracts were completed via our partners, negating the need for many clients to contract directly with us since many clients can leverage existing contracts through our partners. This is a significant strategic advantage for us as it enables implementation and launch of our platform as quickly as a few weeks after entering into a contract. As a result, most implementations are completed in a 40-100 day period.

Once our platform is launched, clients only pay for the members that engage with our programs. We typically provide various performance guarantees to our clients that may include engagement thresholds, member reported outcomes, and return on investment, where we put a portion of our fees at risk. We have historically paid an immaterial amount related to these performance guarantees. Upon onboarding, a member’s paid subscription is for one year. To increase awareness within our clients’ employee bases, we have an enrollment marketing team that engages with our partners and our clients’ human resources benefits team in targeted marketing campaigns to encourage eligible lives who would benefit from our platform to enroll.
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
The majority of new clients enter into contracts with us in the second half of each calendar year, which aligns with the typical employee benefit enrollment period. We launch our platform for most of these clients in the first half of the following calendar year. We have seen varying levels of intra-year launches since our inception. While some clients choose to sign and launch within the same year, these are generally a much smaller percentage of our business. Due to these patterns and our annual subscription-based model, the timing of our revenue has generally been predictable. Our calculated billings, however, show seasonality with fluctuations based on the timing of new client launches and number of intra-year launches. Historically, our calculated billings are highest in the second quarter of the year, as this is when we are able to bill the majority of clients who entered into contracts in the preceding year. Consequently, our free cash flow is typically highest in the second or third quarter and is usually lowest in the first quarter due to increased new client onboarding expenses preceding cash inflows in the first quarter, and slowing billings associated with the holidays in the prior fourth quarter. We anticipate that this seasonality will continue, though may fluctuate year to year, and therefore focus on LTM calculated billings as a result. Given the annual subscription model and ratable revenue recognition, however, our quarterly revenue stream has historically been highly predictable and has not displayed the same seasonality trends.
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
Retaining our existing clients is also integral to our success. Our software-led, AI-powered delivery model aims to provide a better experience for our members and a less expensive alternative for our clients. Once we contract with a client, we are typically the sole digital MSK care provider to their contracted lives for an average contract term of three years. Our 12-month client retention rate was 97% as of December 31, 2025.
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
These innovations include TrueMotion, our proprietary AI-powered motion tracking technology, Enso, our FDA-cleared, wearable device for lasting pain relief, and HingeConnect, our proprietary AI-driven database for real-time care interventions and external provider coordination. We also launched specialized care for women’s pelvic health and a fall prevention program to help adults aged 65 and older improve their physical abilities. In 2025, we launched HingeSelect, our high performance in-person provider network for MSK care. All of our programs are available in use from a single application, with members having the ability to treat multiple indications at one point.
Expansion of Client Base in New Markets
We see opportunities to expand beyond our current markets of self-insured and fully-insured employers, Medicare Advantage plans, and federal insurance plans. We currently primarily cover eligible lives within the U.S. and we are in the early stages of our global expansion. We offer our global program in multiple international countries, focused on clients that are U.S.-based multinational corporations. We are also looking to expand into additional government agencies and government healthcare programs such as Medicare and Medicaid.
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

	December 31,
	2025	2024	2023
Members	782,890	532,326	370,526
LTM average eligible lives (in thousands)	20,105	15,747	12,181
Clients	2,830	2,256	1,657
LTM calculated billings (in thousands)	$671,418	$467,504	$328,827
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
LTM Average Eligible Lives: This represents the population to whom we can market and offer our solutions. As eligible lives can fluctuate throughout the year given changes in our clients’ populations, we take the average of the clients who are live in the first quarter to those who are live at the end of the last quarter in a given 12-month period to best determine the number of lives we had access to convert into members. Our management uses LTM average eligible lives to model the business and measure the enrollment we are able to achieve within our client base.
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
Results of Operations
For a discussion of our consolidated statement of operations data for the year ended December 31, 2024 compared to December 31, 2023, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 23, 2025.

The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$587,860	$390,404	$292,730
Cost of revenue (1)	119,638	90,502	98,551
Gross profit	468,222	299,902	194,179
Operating expenses:
Research and development (1)	368,137	100,839	110,058
Sales and marketing (1)	316,951	167,058	147,619
General and administrative (1)	329,505	63,915	67,016
Total operating expenses	1,014,593	331,812	324,693
Loss from operations	(546,371)	(31,910)	(130,514)
Other income:
Other income, net	19,108	20,654	21,968
Net loss before income taxes	(527,263)	(11,256)	(108,546)
Provision for (benefit from) income taxes	998	677	(405)
Net loss	$(528,261)	$(11,933)	$(108,141)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$18,969	$97	$166
Research and development	264,587	202	495
Sales and marketing	106,043	223	511
General and administrative	253,410	217	473
Total stock-based compensation	$643,009	$739	$1,645

	Year Ended December 31,
	2025	2024	2023
	(as percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	20%	23%	34%
Gross profit	80%	77%	66%
Operating expenses:
Research and development	63%	26%	38%
Sales and marketing	54%	43%	50%
General and administrative	56%	16%	23%
Total operating expenses	173%	85%	111%
Loss from operations	(93)%	(8)%	(45)%
Other income:
Other income, net	3%	5%	8%
Net loss before income taxes	(90)%	(3)%	(37)%
Provision for (benefit from) income taxes	—%	—%	—%
Net loss	(90)%	(3)%	(37)%
Note: Totals of percentage of revenue may not sum due to rounding.
Comparison of the Year Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$587,860	$390,404	$197,456	51%
Revenue for the year ended December 31, 2025 increased by $197.5 million, or 51%, compared to the year ended December 31, 2024. The increase was primarily due to revenue growth from existing clients. Due to the timing of our sales cycle, revenue from new clients contracted in a given year is largely recognized in the following year. As such, the majority of our revenue growth during the year ended December 31, 2025 came from existing clients that were contracted in 2024 or prior. The increase within existing clients was the result of retaining members within, and adding more members to, our existing client base.
Cost of Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$119,638	$90,502	$29,136	32%
Cost of revenue for the year ended December 31, 2025 increased by $29.1 million, or 32%, compared to the year ended December 31, 2024. The increase was due to an increase of $18.9 million in stock-based compensation expense, which was primarily related to the satisfaction of certain vesting criteria achieved with the IPO. The increase was also due to an increase of $4.3 million in inventory costs, $4.1 million in hosting costs and $1.7 million in personnel-related costs.

Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Gross profit	$468,222	$299,902	$168,320	56%
Gross margin	80%	77%
Gross margin for the year ended December 31, 2025 increased by 3 percentage points compared to the year ended December 31, 2024. The increase was primarily due to an increase in efficiencies related to our care team and supply chain operations, partially offset by an increase in stock-based compensation expense.
Operating Expenses
Research and Development

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$368,137	$100,839	$267,298	265%
Research and development expenses for the year ended December 31, 2025 increased by $267.3 million, or 265%, compared to the year ended December 31, 2024. The increase was due to an increase of $264.4 million in stock-based compensation expense, which was primarily related to the satisfaction of certain vesting criteria achieved with the IPO. In addition, there was an increase of $11.5 million in employer payroll taxes related to stock-based compensation, which was partially offset by a decrease of $6.0 million in personnel-related costs and a decrease of $3.4 million in restructuring expenses as compared to the year ended December 31, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.
Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$316,951	$167,058	$149,893	90%
Sales and marketing expenses for the year ended December 31, 2025 increased by $149.9 million, or 90%, compared to the year ended December 31, 2024. The increase was due to an increase of $105.8 million in stock-based compensation expense, which was primarily related to the satisfaction of certain vesting criteria achieved with the IPO. In addition, there was an increase of $19.4 million in commissions, $18.7 million in marketing, promotion and enrollment costs, $3.8 million in payroll-related costs and $3.0 million in employer payroll tax expense related to stock-based compensation expense, which were partially offset by a decrease of $1.9 million in restructuring expenses as compared to the year ended December 31, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.

General and Administrative

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$329,505	$63,915	$265,590	416%
General and administrative expenses for the year ended December 31, 2025 increased by $265.6 million, or 416%, compared to the year ended December 31, 2024. The increase was due to an increase of $253.2 million in stock-based compensation expense, which was primarily related to the satisfaction of certain vesting criteria achieved with the IPO. In addition, there was an increase of $7.3 million from employer payroll taxes related to stock-based compensation expense and $4.9 million in professional related expenses due to compliance activities, which were partially offset by a decrease of $1.5 million in expenses as compared to the year ended December 31, 2024 when we incurred restructuring expenses related to the 2024 Restructuring Plan.
Other Income, Net

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net	$19,108	$20,654	$(1,546)	(7)%
Other income, net for the year ended December 31, 2025 decreased $1.5 million, compared to the year ended December 31, 2024. The decrease was primarily due to lower interest earned on our cash, cash equivalents, and marketable securities held in interest-bearing accounts.
Provision for Income Taxes

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$998	$677	$321	47%
Provision for income taxes for the year ended December 31, 2025, increased by $0.3 million, or 47%, compared to the year ended December 31, 2024. This increase was primarily due to an increase in state and foreign taxes.
Non-GAAP Financial Measures
In addition to our results prepared in accordance with GAAP, we believe the following non-GAAP financial measures, including non-GAAP gross profit and gross margin, non-GAAP income (loss) from operations and operating margin, and free cash flow and free cash flow margin included in this Annual Report, provide users of our financial information with additional useful information in evaluating our performance and liquidity and allows them to more readily compare our results across periods without the effect of non-cash and other items as detailed below. Additionally, our management and board of directors use our non-GAAP financial measures to evaluate our performance and liquidity, identify trends and make strategic decisions.
There are limitations to the use of the non-GAAP financial measures presented in this Annual Report. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. Our non-GAAP financial measures should not be considered in isolation or as alternatives to gross profit, gross margin, income (loss) from operations, net cash provided by (used in) operating activities or any other measure of financial performance calculated and presented in accordance with GAAP.

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
The following table provides a reconciliation of non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, which are the most directly comparable financial measures presented in accordance with GAAP:

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
GAAP gross profit	$468,222	$299,902
GAAP gross margin	80%	77%
Non-GAAP adjustments:
Excess and obsolete inventory charges (1)	—	1,812
Stock-based compensation expense (2)	18,969	97
Employer payroll tax expense related to stock-based compensation	1,080	—
Amortization of intangible assets	854	378
Restructuring and other expenses	—	691
Non-GAAP gross profit	$489,125	$302,880
Non-GAAP gross margin	83%	78%
(1)Reflects our strategic decision in the first half of 2023 to shift away from providing kits with tablets and wearable sensors. As part of this shift, we began to provide access to our platform through our app on members’ personal smartphones or tablets and replaced all sensors for members with our proprietary AI-powered motion tracking technology.
(2)For further stock-based compensation expense details, see the section titled “Non-GAAP Income (Loss) From Operations and Operating Margin” below.
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

The following table provides a reconciliation of non-GAAP income (loss) from operations and operating margin to income (loss) from operations and operating margin, the most directly comparable financial measures presented in accordance with GAAP:

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
GAAP income (loss) from operations	$(546,371)	$(31,910)
GAAP operating margin	(93)%	(8)%
Non-GAAP adjustments:
Excess and obsolete inventory charges (1)	—	1,812
Stock-based compensation expense (2)	643,009	739
Employer payroll tax expense related to stock-based compensation	16,612	(6,253)
Amortization of intangible assets	854	378
Restructuring and other expenses	—	8,495
Acquisition-related expenses	5,351	643
Non-GAAP income (loss) from operations	$119,455	$(26,096)
Non-GAAP operating margin	20%	(7)%
(1)Reflects our strategic decision in the first half of 2023 to shift away from providing kits with tablets and wearable sensors. As part of this shift, we began to provide access to our platform through our app on members’ personal smartphones or tablets and replaced all sensors for members with our proprietary AI-powered motion tracking technology.
(2)Stock-based compensation expense:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$18,969	$97
Research and development	264,587	202
Sales and marketing	106,043	223
General and administrative	253,410	217
	$643,009	$739
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

The following table provides a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities and operating cash flow margin, the most directly comparable financial measures presented in accordance with GAAP:

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Net cash provided by operating activities	$171,441	$49,002
Operating cash flow margin	29%	13%
Adjustment for employer taxes at IPO related to stock-based compensation	14,227	—
Less purchases of property, equipment and software (including capitalized internal use software)	(6,064)	(3,773)
Free cash flow	$179,604	$45,229
Free cash flow margin	31%	12%
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
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $208.0 million, and marketable securities of $269.0 million. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Our marketable securities consist of U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. Our primary uses of cash are personnel-related, inventory and selling, marketing and related costs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$171,441	$49,002
Net cash (used in) provided by investing activities	(113,763)	18,312
Net cash used in financing activities	(150,468)	(2,202)

Operating Activities
Net cash provided by operating activities was $171.4 million for the year ended December 31, 2025. This primarily related to our net loss of $528.3 million and net cash outflows of $2.0 million due to changes in operating assets and liabilities, adjusted for non-cash charges of $701.7 million. The change in operating assets and liabilities was driven by an increase in deferred commissions of $63.6 million, an increase in accounts receivable of $26.6 million, an increase in prepaid expenses and other current assets of $15.8 million, and an increase in inventory of $4.8 million, partially offset by an increase in deferred revenue of $83.2 million and an increase in accounts payable and accrued liabilities of $29.4 million. The changes were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.
Net cash provided by operating activities was $49.0 million for the year ended December 31, 2024. This primarily related to our net loss of $11.9 million and net cash inflows of $13.5 million due to changes in operating assets and liabilities, adjusted for non-cash charges of $47.4 million. The change in operating assets and liabilities was driven by an increase in deferred revenue of $77.2 million, partially offset by an increase in deferred commissions of $38.5 million, a decrease in accounts payable and accrued liabilities of $11.0 million, an increase in prepaid and other assets of $9.2 million, and a decrease in lease liabilities of $4.7 million. The changes in our operating assets and liabilities were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.
Investing Activities
Net cash used in investing activities was $113.8 million for the year ended December 31. 2025, driven by net purchases of marketable securities of $103.7 million, $6.1 million used for purchases of property, equipment and capitalized internal-use software and $4.0 million used to purchase a business.
Net cash provided by investing activities was $18.3 million for the year ended December 31, 2024, driven by net proceeds from marketable securities of $22.1 million, offset in part by $3.8 million used for purchases of property, equipment and capitalized internal-use software
Financing Activities
Net cash used in financing activities was $150.5 million for the year ended December 31, 2025, consisting of $295.2 million used for employee taxes related to the net settlement of RSUs and PRSUs, $65.0 million related to the Share Repurchase Program described below, $50.0 million related to the repurchase of Series E preferred stock and payments of deferred offering costs of $10.3 million, partially offset by proceeds of $255.7 million from the issuance of common stock in connection with the IPO, net of issuance costs, $8.1 million in proceeds from our employee share purchase plan, $4.9 million in proceeds related to the repayment of non-recourse loans and $1.4 million in proceeds from the exercise of employee stock options.
Net cash used in financing activities was $2.2 million for the year ended December 31, 2024, consisting of $2.8 million paid for deferred offering costs related to our pending initial public offering, partially offset by $0.6 million of proceeds from the exercise of employee stock options.
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

Share Repurchase Program
On November 10, 2025, our board of directors approved a Share Repurchase Program with authorization to purchase up to $250.0 million of our Class A Common Stock. As of December 31, 2025, we had repurchased an aggregate of 1,384,485 shares of our Class A common stock under the share repurchase program and had a remaining authorization of approximately $185.0 million for future share repurchases.
Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A Common Stock, and may be modified, suspended, or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash and cash equivalents and cash from operations.
Lease Obligations
We enter into various non-cancellable lease agreements for certain office space in the normal course of business. Our non-cancellable lease obligations as of December 31, 2025 were $8.0 million, of which $4.2 million is payable within 12 months.
Other Contractual Obligations
We enter into various non-cancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of December 31, 2025 and December 31, 2024 were not material for disclosure purposes.
Off-Balance Sheet Arrangements
We did not have during the years presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates.
An accounting policy is deemed critical if it is both important to the portrayal of our financial condition and results and requires us to make difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. An accounting estimate is deemed critical where the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimate on our financial condition or operating performance is material.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information of the below critical accounting policies and estimates and our other significant accounting policies, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.
Revenue Recognition
We earn revenue from subscription fees by providing access to our platform and programs to treat and prevent MSK pain. We currently sell our subscriptions to our clients and we generate substantially all of our revenue primarily in the U.S.

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to our customers, which primarily consists of businesses, organizations or partners that have an agreement (collectively, “clients”), in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Further, our members represent an eligible life who has engaged with our platform at any point and whose engagement has been billed or is contractually eligible to be billed.
We apply the principles of ASC 606 and determines revenue recognition by applying the following five steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
We determine that we have a contract with a customer: (1) when the contract has been approved by us and the client; (2) we can identify each party’s rights regarding the services to be transferred and the payment terms for the services; and (3) we have determined that the client has the ability and intent to pay, and (4) our members have engaged with the platform. We apply judgment in determining the client’s ability and intent to pay, which is based on a variety of factors, including the client’s payment history or, new client reputation and relationship with a health plan partner, as applicable. Our typical contracts have a stated contractual term of three years, however for revenue recognition purposes, the contractual period is one year to align with the member subscription period as there are no enforceable rights and obligations until a subscription period for a member commences upon a first billable activity. After the initial stated contractual term, our contracts renew automatically for additional one-year terms unless notice of termination is given by the customer or by us.
The contracts contain a number of promised goods and services, including access to our platform, technical support, as well as our peripheral products, which includes the Enso device. We have determined our contracts contain three performance obligations which are provided to members; (1) access to the platform that is delivered over time; (2) technical support which is delivered in the same pattern using the output method; and (3) the peripheral products, when and if sent as a part of its platform. As the platform and technical support are provided to the client concurrently over the contract term and have the same pattern of transfer, we have concluded that these performance obligations represent one performance obligation consisting of a series of distinct services over the contract term.
We may provide the Enso device as part of its platform, which remains the legal property of us during the contract term. We determine whether the Enso device is sent to members based on criteria that it controls. If the Enso device is sent to a member as part of our platform, it constitutes a lease component as this device remains the property of us and the member has the right to direct the use of the device during the contract term. Delivery of the device causes a change to the scope of the contract, as both our and our clients’ rights have changed. We account for this change as a contract modification resulting in the termination of the old contract and the start of a new contract. Our Enso device qualifies to be accounted for as an operating lease and the pattern of delivery from contract modification date to contract termination is consistent with the timing for non-lease components in the contract. For these client arrangements where the Enso device is leased in combination with services, we consider the arrangement to be predominately a service and thus a combined single performance obligation for purposes of revenue recognition.

The transaction price is a fixed annual fee or a variable fee based on member engagement activity during a service period. Our contracts are billed either (a) after a member’s first completed billing activity for fixed annual fee contracts, (b) throughout the service period upon the achievement of cohort milestones, or (c) throughout the service period based upon member engagement activity. When the billable volume varies based upon the achievement of cohort milestones or member engagement activity, the consideration is variable at the time the contract is entered into. When the billable amount varies we estimate the variable consideration per member using the expected value method. The estimate is based on our historical experience with average member usage and cohort milestone achievement and is refreshed quarterly to ensure that a significant reversal in revenue will not occur and the estimates of billable amounts and constraints are adjusted for changes in member behavior over time. To the extent we cannot estimate with reasonable certainty the likelihood that the variable consideration will be achieved, we constrain this portion of the transaction price and recognize it when or as the uncertainty is resolved. Based on historical achievement or member engagement experience and quarterly lookbacks, we adjust revenue when the uncertainty has been resolved. If the actual amounts of consideration received differ from its estimates, we adjust reported revenue in the period such variances become known. For the years ended December 31, 2025, 2024 and 2023 changes to estimated variable consideration were not material.
Members have access to our platform for a 12-month subscription term that begins after the individual has completed their first billable activity on the platform. We do not earn any fees until this point. We recognize revenue for each member ratably over the 12-month member subscription period in order to match the pattern of revenue recognition to the pattern of costs incurred in delivering its platform.
Timing of revenue recognition may differ from the timing of billing. A majority of our clients are billed upfront or throughout the first quarter of the member’s subscription period. Our performance obligations are satisfied within 12 months of the member’s first billable activity. Our contracts do not contain significant financing components.
Additionally, certain performance guarantees are included in most contracts and are estimated at each reporting period based on our historical performance or other available information. We recognize any estimated adjustments to the contract price for not achieving the performance guarantees as an adjustment to revenue. Payouts on these performance guarantees have been immaterial to date.
Stock-Based Compensation
We measure stock-based compensation awards, including stock options and RSUs, PRSUs and restricted stock awards (“RSAs”) based on the estimated fair value of the awards on the date of grant. We record stock-based compensation expense for awards issued to employees and non-employees at fair value with a corresponding increase in additional paid-in capital. Post IPO, we recognize compensation expenses on a straight-line attribution or accelerated attribution method. We recognize forfeitures when they occur. We have not granted stock options since March 2021.
Prior to the completion of the IPO, RSUs vested upon the occurrence of both a service-based condition and a liquidity event. Post IPO, RSUs vest upon the occurrence of a service condition. We started recognizing compensation cost on May 22, 2025, when our registration statement became effective and we recorded the expense for these awards using the accelerated attribution method over the remaining service period because the liquidity-based vesting condition was determined to be probable. The fair value of each RSU grant is based on the fair value of our common stock on the date of grant.
Prior to the completion of the IPO, PRSUs granted are subject to not only a service-based, but also a performance-based vesting condition. Post IPO, PRSUs granted are subject to vest upon achieving a performance condition. The performance condition includes various milestones based on market capitalization thresholds or revenue targets as well as the occurrence of a liquidity event. We started recognizing compensation cost on May 22, 2025, when our registration statement became effective and we recorded the expense for these awards using the accelerated attribution method over the remaining service period because the liquidity-based vesting condition was determined to be probable. The fair market value of the market condition PRSU grants are based on the Monte Carlo simulation model, which incorporates multiple valuation assumptions, including the probability of achieving the market condition, the term of the awards, and the expected common share volatilities. The fair value of each PRSU grant with no market condition is based on the fair value of the Company's common stock on the date of the grant.

The RSAs are considered issued because they are legally issued and have voting and dividends rights. The shares are included in the outstanding common stock on the statement of redeemable convertible preferred stock and stockholders’ deficit in the consolidated balance sheets but are excluded in the calculation of basic net loss per share attributable to common stockholders in the consolidated statements of operations and comprehensive loss prior to 2025 because the shares are considered to be contingently returnable shares for accounting purposes.
Prior to our Class A common stock trading on the NYSE, we were required to estimate the fair value of the common stock underlying our stock awards. Significant judgment was required in determining the fair value of our common stock. Given the absence of an active market for our common stock prior to the IPO, management was required to estimate the fair value of our common stock at the time of each grant of a stock-based compensation award. We utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of our common stock. Each valuation methodology includes estimates and assumptions that require our judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of our common stock at each grant date, including the following factors:
•Prices paid for our capital stock, which we have sold to outside investors in arm's-length transactions, considering the rights and privileges of the securities sold relative to the common stock;
•Prices paid for shares of our common stock sold in secondary market transactions;
•Valuation performed by an independent valuation specialist;
•Our stage of development and revenue growth;
•The market performance of comparable publicly traded companies;
•Adjustments necessary to recognize a lack of marketability for the common stock underlying the granted RSUs, PRSUs and RSAs;
•The likelihood of achieving a liquidity event for common stock underlying the stock-based awards, such as an IPO or sale of us, given prevailing market conditions; and
•The U.S. and global economic and capital market conditions and outlook.
Common Stock Valuation
Prior to our Class A common stock trading on the NYSE, we were required to estimate the fair value of the common stock underlying our stock awards. Because our common stock was not publicly traded, our management exercised significant judgment in determining the fair value of our common stock on the date of each grant. In determining the fair market value of our common stock, our management considered several objective and subjective factors, as noted above, with input from management and assistance from an independent third-party valuation firm.
In valuing our common stock, we first determined the equity value using both the income and market approach valuation methods. In addition, we also considered values implied by sales of preferred and common stock, if applicable. We then allocated the equity value to our classes of stock using an option pricing method.
The income approach estimated equity value based on the expectation of future cash flows that we will generate. These future cash flows, and an assumed terminal value, are discounted to their present values using a discount rate based on a weighted-average cost of capital that reflects the risks inherent in the cash flows. The market approach estimated equity value based on a comparison of the subject company to comparable public companies in a similar line of business as us. From the comparable companies, a representative market value multiple was determined and then applied to our financial forecasts.
Once we determined an equity value, we used a combination of approaches to allocate the equity value to each of our classes of stock. We have used an option pricing model, which allocates values to each equity class by creating a series of call options on our equity value, with exercise prices based on the liquidation preferences, participation rights, and strike prices of the equity instruments. In determining the estimated fair value of our common stock, we considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we also applied a lack of marketability discount to the equity value.

Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or exchange rates.
Interest Rate Risk
As of December 31, 2025, we had $208.0 million in cash and cash equivalents and $269.0 million of marketable securities. Our cash, cash equivalents, and marketable securities consist of cash held in readily available checking, money market accounts, U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. As of December 31, 2025, we did not hold any financial instruments for trading or speculative purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The effect of a hypothetical 10% change in interest rates would have a $1.0 million impact on our consolidated statement of operations for the year ended December 31, 2025.
Foreign Currency
We have employees and contract with vendors in foreign countries, primarily in India and Canada. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. Given our exposure to these fluctuations is only applicable to a small portion of our expenses, we do not hedge our foreign currency exchange rate risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
We report gains and losses from foreign currency transactions in other income in the statement of operations. The impact of foreign currency costs on our operations has been immaterial for all periods presented, but we may experience material foreign exchange gains or losses in the future. As of December 31, 2025, a 10% increase or decrease in current exchange rates would not have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Hinge Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hinge Health, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 3, 2026
We have served as the Company's auditor since 2021.

HINGE HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$207,995	$300,785
Short-term marketable securities	155,867	165,787
Accounts receivable, net of allowance for credit losses of $6,092 and $6,470 as of December 31, 2025 and 2024, respectively	66,061	42,495
Deferred commissions	31,344	18,615
Inventory	15,636	10,873
Prepaid expenses and other current assets	57,001	44,891
Total current assets	533,904	583,446
Long-term marketable securities	113,172	—
Goodwill	64,096	61,607
Intangible assets, net	2,512	1,807
Property, equipment and software, net	10,490	7,380
Operating lease right-of-use assets	6,861	9,607
Other assets	13,726	9,412
Total assets	$744,761	$673,259
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$57,331	$27,853
Operating lease liabilities	4,223	3,814
Deferred revenue	300,855	217,632
Total current liabilities	362,409	249,299
Operating lease liabilities, noncurrent	3,816	7,258
Total liabilities	366,225	256,557
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value; 4,330,341 shares of Series E authorized, 2,581,837 shares of Series E preferred stock issued and outstanding as of December 31, 2025, 48,190,771 shares authorized and 48,150,146 shares issued and outstanding as of December 31, 2024; aggregate liquidation preference of $200,000 and $845,478 as of December 31, 2025 and 2024, respectively	199,874	851,272
Stockholders’ equity (deficit):
Class A common stock, $0.00001 par value: 1,000,000,000 shares authorized as of December 31, 2025; 55,883,690 shares issued and outstanding as of December 31, 2025	—	—
Class B common stock, $0.00001 par value: 120,000,000 shares authorized as of December 31, 2025; 23,287,614 shares issued and outstanding as of December 31, 2025	—	—
Common stock, $0.00001 par value: 0 and 98,109,595 authorized as of December 31, 2025 and 2024, respectively; 0 and 16,379,906 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	1,229,678	88,097
Accumulated other comprehensive gain (loss)	(20)	68
Accumulated deficit	(1,050,996)	(522,735)
Total stockholders’ equity (deficit)	178,662	(434,570)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$744,761	$673,259
The accompanying notes are an integral part of these consolidated financial statements.

HINGE HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$587,860	$390,404	$292,730
Cost of revenue	119,638	90,502	98,551
Gross profit	468,222	299,902	194,179
Operating expenses:
Research and development	368,137	100,839	110,058
Sales and marketing	316,951	167,058	147,619
General and administrative	329,505	63,915	67,016
Total operating expenses	1,014,593	331,812	324,693
Loss from operations	(546,371)	(31,910)	(130,514)
Other income:
Other income, net	19,108	20,654	21,968
Net loss before income taxes	(527,263)	(11,256)	(108,546)
Provision for (benefit from) income taxes	998	677	(405)
Net loss	$(528,261)	$(11,933)	$(108,141)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	104,174	—	—
Net loss attributable to common stockholders	$(424,087)	$(11,933)	$(108,141)
Net loss attributable to common stockholders per share, basic and diluted	$(7.77)	$(0.88)	$(8.31)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	54,577	13,558	13,017
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of taxes	(88)	8	135
Comprehensive loss	$(528,349)	$(11,925)	$(108,006)
The accompanying notes are an integral part of these consolidated financial statements.

HINGE HEALTH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	48,150,146	$851,272	15,505,638	$—	$84,611	$(75)	$(402,661)	$(318,125)
Issuance of common stock upon exercise of options	—	—	694,673	—	492	—	—	492
Restricted stock award forfeiture	—	—	(243,795)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,645	—	—	1,645
Unrealized gain on marketable securities	—	—	—	—	—	135	—	135
Net loss	—	—	—	—	—	—	(108,141)	(108,141)
Balances at December 31, 2023	48,150,146	$851,272	15,956,516	$—	$86,748	$60	$(510,802)	$(423,994)
Issuance of common stock upon exercise of options	—	—	423,390	—	610	—	—	610
Stock-based compensation	—	—	—	—	739	—	—	739
Unrealized gain on marketable securities	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(11,933)	(11,933)
Balances at December 31, 2024	48,150,146	$851,272	16,379,906	$—	$88,097	$68	$(522,735)	$(434,570)
Issuance of common stock upon exercise of options	—	—	1,503,985	—	1,416	—	—	1,416
Issuance of common stock in connection with the employee stock purchase plan	—	—	298,019	—	8,113	—	—	8,113
Proceeds from issuance of recourse loans for settlement of restricted stock awards	—	—	—	—	4,934	—	—	4,934
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	—	(104,174)	—	—	104,174	—	—	104,174
Settlement of repurchase agreement	(4,983,533)	(200,694)	4,150,200	—	150,694	—	—	150,694
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(40,584,776)	(346,530)	40,584,776	—	346,530	—	—	346,530
Stock-based compensation	—	—	—	—	644,335	—	—	644,335
Issuance of Class A common stock pursuant to the initial public offering net of issuance of offering costs	—	—	8,522,528	—	241,641	—	—	241,641
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock units	—	—	18,174,281	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(1,384,485)	—	(65,028)	—	—	(65,028)
Tax withholdings on settlement of restricted stock units and performance-based stock units	—	—	(9,057,906)	—	(295,228)	—	—	(295,228)
Unrealized loss on marketable securities	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(528,261)	(528,261)
Balances at December 31, 2025	2,581,837	$199,874	79,171,304	$—	$1,229,678	$(20)	$(1,050,996)	$178,662
The accompanying notes are an integral part of these consolidated financial statements.

HINGE HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(528,261)	$(11,933)	$(108,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,133	5,950	5,627
Stock-based compensation	643,009	739	1,645
Amortization of deferred commissions	46,667	29,914	20,339
Accretion of discounts and amortization of premiums on marketable securities, net	361	537	(10,759)
Excess and obsolete inventory charge	—	1,812	10,264
Non-cash operating lease expense	3,431	3,649	3,257
Provision for credit losses	3,061	5,410	4,857
Deferred income taxes	53	(585)	(473)
Other	1	7	65
Changes in operating assets and liabilities:
Accounts receivable	(26,627)	(1,340)	(23,126)
Deferred commissions	(63,579)	(38,513)	(27,773)
Inventory	(4,763)	608	10,565
Prepaid expenses and other current assets	(15,775)	(9,155)	5,651
Other assets	(181)	377	677
Accounts payable and accrued liabilities	29,407	(10,975)	11,558
Operating lease liabilities	(3,719)	(4,659)	(4,111)
Deferred revenue	83,223	77,159	35,969
Net cash provided by (used in) operating activities	171,441	49,002	(63,909)
Investing activities
Purchase of property and equipment	(708)	(1,039)	(1,976)
Capitalized internal use software	(5,356)	(2,734)	(2,639)
Purchases of marketable securities	(472,288)	(324,543)	(453,335)
Maturities of marketable securities	368,589	346,628	459,451
Acquisition of a business	(4,000)	—	—
Net cash (used in) provided by investing activities	(113,763)	18,312	1,501
Financing activities
Proceeds from exercise of common stock options	1,416	610	492
Issuance of common stock in connection with the employee stock purchase plan	8,113	—	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	255,675	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	(295,229)	—	—
Payment on Repurchase Agreement with Coatue	(50,000)	—	—
Proceeds from repayment of non-recourse loans to employees	4,934	—	—
Repurchase and retirement of common stock	(65,028)	—	—
Cash paid on settlement of acquisition related holdback	—	—	(2,847)
Payments for deferred offering costs	(10,349)	(2,812)	(645)
Net cash used in financing activities	(150,468)	(2,202)	(3,000)
Net increase (decrease) in cash	(92,790)	65,112	(65,408)
Cash, cash equivalents, and restricted cash, beginning of year	302,586	237,474	302,882
Cash, cash equivalents, and restricted cash, end of year	$209,796	$302,586	$237,474
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$207,995	$300,785	$234,952
Restricted cash	1,801	1,801	2,522
Total cash, cash equivalents, and restricted cash	$209,796	$302,586	$237,474

Supplemental cash flow information
Cash paid for income taxes	$1,556	$—	$—
Supplemental disclosures of noncash investing and financing activities
Property and equipment purchased and unpaid at end of year	$—	$—	$36
Stock-based compensation capitalized in internal-use software	$1,325	$—	$—
Unpaid deferred offering costs at year end	$20	$210	$389
Right-of-use assets obtained in exchange for lease obligations	$686	$—	$1,010
Conversion of redeemable convertible preferred stock for Coatue in connection with initial public offering	$150,694	$—	$—
Conversion of redeemable convertible preferred stock for all other in connection with initial public offering	$346,530	$—	$—
Adjustment to reflect deemed contribution from Series D and E redeemable convertible preferred stock extinguishment	$104,174	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Hinge Health Inc.
Notes to Consolidated Financial Statements
1.    Description of Business
Hinge Health, Inc. and its subsidiaries and consolidated professional corporations (collectively, “Hinge Health” or the “Company”) is focused on scaling and automating the delivery of health care, starting with musculoskeletal conditions. Leveraging an AI-powered care model, wearable devices, and access to expert clinicians, Hinge Health delivers personalized, evidence-based care that helps people move beyond pain, improving member outcomes and experiences and reducing costs for clients. The Company’s clients are primarily self-insured employers. The Company’s members represent an eligible life who has engaged with the Company’s platform at any point and whose engagement has been billed or is contractually eligible to be billed.
The Company was incorporated in Delaware in March 2016 and is headquartered in San Francisco, California. The Company has wholly-owned subsidiaries in Canada, India and the UK that provide research and development support.
Completion of Initial Public Offering
In May 2025, the Company completed its initial public offering (“IPO") of shares of Class A common stock. Immediately prior to the completion of the IPO, the Company amended and restated its certificate of incorporation which provided for (i) the reclassification of all outstanding shares of the Company’s common stock (other than those held by Daniel Perez and Gabriel Mecklenburg (“Founders”) and their affiliates) into an equal number of shares of Class A common stock, (ii) the reclassification of all shares of the Company’s common stock underlying outstanding equity awards under the Company’s 2017 Equity Incentive Plan (“2017 Plan”) (other than those held by the Founders) into shares of Class A common stock pursuant to an amendment to the 2017 Plan, (iii) the reclassification of all outstanding common stock held by the Founders and their affiliates into an equal number of shares of Class B common stock, (iv) the reclassification of all shares of the Company’s common stock underlying outstanding equity awards under the 2017 Plan held by the Founders into shares of Class B common stock pursuant to an amendment to the 2017 Plan, (v) the amendment of the terms of the Company’s outstanding Series E redeemable convertible preferred stock, par value $0.00001 per share (“Series E preferred stock”), to provide that such shares are initially convertible into shares of Class B common stock (collectively, referred to as the “Common Stock and Series E Preferred Stock Reclassification”), (vi) the automatic conversion and reclassification of 42,986,472 of outstanding shares of the Company’s redeemable convertible preferred stock, or all outstanding shares of Series A-1, Series A-2, Series B, Series C, Series C-1, and Series D redeemable convertible preferred stock, into an aggregate of 42,986,472 shares of Class B common stock (collectively, referred to as the “General Preferred Stock Conversion and Reclassification”), and (vii) the voluntary conversion of 1,748,504 outstanding shares of Series E preferred stock into the same amount of shares of Class B common stock (together with the General Preferred Stock Conversion and Reclassification, referred to as the “Preferred Stock Conversion”). The Company used substantially all of the proceeds from the IPO to pay employee taxes on the RSUs and performance restricted stock unit settlement.
Prior to the IPO, deferred offering costs, which consisted of accounting, legal and other fees directly related to the IPO, were capitalized as other non-current assets on the consolidated balance sheets. In connection with the IPO, $14.0 million of deferred offering costs were reclassified to stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO.
2.    Summary of Significant Accounting Policies
The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the SEC regarding financial reporting. The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliated professional medical corporations. The Company’s affiliated professional medical corporations are collectively, referred to as Hinge Health Digital P.C.

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
As of December 31, 2025 and December 31, 2024, total assets of the VIE, all of which are current, were $3.8 million and $4.0 million, respectively, and total liabilities, all of which are current, were $1.3 million and $6.3 million, respectively, after the elimination of intercompany transaction balances.
All intercompany transactions and balances have been eliminated upon consolidation.
Any reference in these notes to applicable guidance is meant to refer to authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements. Significant items that require estimates include, but are not limited to, variable consideration to recognize revenue, inventory valuation, estimated credit losses, income taxes, capitalized internal-use software development costs, the period of benefit for deferred commissions, the valuation of the Company’s common stock prior to the IPO and stock-based compensation. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may vary from the Company’s estimates.
Emerging Growth Company Status
The Company is an emerging growth company, as defined by the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates to public and private companies until the earlier of the date that (i) the company is no longer an emerging growth company or (ii) the company affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.
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
The Company monitors accounts receivable for uncollectible accounts on an ongoing basis. No client represented greater than 10% of the Company’s accounts receivable as of December 31, 2025 or December 31, 2024. Additionally, no client represented greater than 10% of the Company’s revenue for the years ended December 31, 2025, 2024, or 2023. For the purpose of assessing the concentration of credit risk for significant clients, the Company defines a client as a business or organization that purchases access to the Company’s platform directly from the Company or indirectly through one of the Company’s partners.

The Company is subject to supplier concentration risk from third-party suppliers that supply its inventory. The Company relies and expects to continue to rely on a small number of third-party suppliers to supply its inventory requirements. The Company’s inventory and ability to provide its peripheral Enso device product to members could be adversely affected by a significant interruption from these third-party suppliers.
Foreign Currency Transactions
The Company has subsidiaries in Canada, India and the UK that provide research and development support. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, assets and liabilities of the Company’s foreign subsidiaries are remeasured into U.S. dollars at the exchange rates in effect at the reporting date with differences recorded as transaction gains and losses within other income, net. Foreign currency transaction gains and losses were immaterial for the years presented.
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value in accordance with ASC 820, Fair Value Measurement. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
Level 1 inputs: Quoted prices in active markets for identical assets or liabilities.
Level 2 inputs: Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
Level 3 inputs: Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, money market funds and credit and debit card transactions. The Company's cash balance at financial institutions may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance coverage limit. Cash equivalents are recorded at cost, which approximates fair value. The Company does not hold or issue financial instruments for trading purposes.
Restricted Cash
Restricted cash consisted of cash used as collateral to a letter of credit issued by a bank in favor of the Company in connection with a lease agreement, which totaled $1.8 million as of both December 31, 2025 and 2024. The restricted cash is included in other assets in the accompanying consolidated balance sheets.

Marketable Securities
Marketable securities consist of U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. The Company has designated all marketable securities as available-for-sale and, therefore, marketable securities are subject to periodic impairment under the available-for-sale debt security impairment model. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive loss until realized, except when available-for-sale debt securities in an unrealized loss position are written down to fair value through a charge to interest income if the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company evaluates the remaining securities to determine what amount of the excess, if any, is caused by expected credit losses. A decline in fair value attributable to expected credit losses is recorded to other income, net, while any portion of the loss related to non-credit factors is recorded in unrealized gain (loss) on marketable securities.
Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and such amortization and accretion are included in other income, net on the consolidated statements of operations and comprehensive loss.
For securities sold prior to maturity, the cost of the securities sold is based on the specific identification method. Realized gains and losses on the sale of marketable securities, are recorded in other income, net in the accompanying consolidated statements of operations and comprehensive loss.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances, net of allowances for credit losses. The Company records accounts receivable when it has the unconditional right to bill and receive payment regardless of whether revenue has been recognized. Unbilled receivables include contractually billable invoices that are not yet billed. Amounts that the Company has a contractual right to bill or has billed are non-refundable, unless certain performance conditions are not met per the contract.
Accounts receivable, net as of December 31, 2025 and December 31, 2024 was composed of the following (in thousands):

	December 31,
	2025	2024
Billed accounts receivable	$51,037	$37,658
Unbilled accounts receivable	21,116	11,307
Allowance for credit losses	(6,092)	(6,470)
Total accounts receivable, net	$66,061	$42,495
Allowances for credit losses are provided for those outstanding balances considered to be uncollectible based on the age of each outstanding invoice, historical collection history and the client’s expected ability to pay. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for credit losses.
Allowance for credit losses during the years ended December 31, 2025 and 2024 were composed of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$6,470	$3,439	$983
Provision for credit losses	3,061	5,410	4,857
Write-off for credit losses, net	(3,439)	(2,379)	(2,401)
Balance, end of year	$6,092	$6,470	$3,439

Inventory
Inventory consists of peripheral products, which primarily includes the Company’s kits and Enso device. Inventory is stated at the lower-of-cost or net realizable value. The cost of inventory is based on a standard cost method, which approximates the actual cost on a first-in first-out basis. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated net realizable value. Inherent in the estimates of market value in determining inventory valuation are estimates related to market and economic conditions, technology changes, new product introductions and changes in strategic direction. Inventory write-downs are recognized as cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.
Deferred Inventory Costs
    Deferred inventory costs are primarily comprised of the Company’s kits and Enso device, which are sent to members. The Company amortizes the costs associated with the kits and devices over the member subscription period, consistent with the transfer to the member of the service to which the kits and devices relate. These costs are amortized ratably over the member subscription period and are included in cost of revenue in the accompanying consolidated statement of operations and comprehensive loss. Deferred inventory costs as of December 31, 2025 and 2024 were $19.6 million and $14.0 million, respectively, which were recorded to prepaid expenses and other current assets in the consolidated balance sheets.
Deferred Offering Costs
The Company capitalizes deferred offering costs related to its IPO, which consists of direct incremental legal, professional, accounting, and other third-party fees. Deferred offering costs of $14.0 million were initially deferred in prepaid expenses and other current assets in the accompanying consolidated balance sheets and upon the completion of the IPO were reclassified to stockholders’ equity (deficit) against the proceeds from the IPO.
Deferred Commissions
The Company has determined that certain sales incentives provided to the Company’s sales team and payments related to partnership agreements are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial sales transaction. When determining the economic life of the deferred commission assets recognized, the Company considers historical renewal rates, expectations of future client renewals of contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its clients. Deferred commissions are amortized over the 12-month member subscription period for partner commissions and estimated five-year client period of benefit for sales commissions and are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
A summary of the activity of the Company’s deferred commission balances during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Balance, beginning of year	$24,078	$15,479
Capitalized costs	63,579	38,512
Amortized costs	(46,667)	(29,913)
Balance, end of year	$40,990	$24,078
Classified as:
Deferred commissions	$31,344	$18,615
Other assets	9,646	5,463
Balance	$40,990	$24,078

Property, Equipment, and Software, Net
Property, equipment, and software are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line basis. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property and equipment. The estimated useful lives for machinery and equipment and furniture and fixtures span over five years and computer software and equipment over three years. The estimated useful lives for leasehold improvements span over the lesser of the lease term or useful life.
The Company classifies internal-use software in property, equipment, and software. Internal-use software is capitalized during the application development stage and includes eligible employee salaries and compensation related costs as well as costs incurred in developing new features and enhancements when the costs will result in additional functionality. Capitalized internal-use software development costs are amortized on a straight-line basis over their estimated useful life of three years and are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.
Capitalization begins when (1) the preliminary project stage is complete, (2) management with appropriate authority, authorizes and commits to the funding of the software project, (3) it is probable the project will be completed, (4) the software will be used to perform the functions intended, and (5) certain functional and quality standards have been met. Costs related to planning and post implementation activities are expensed as incurred.
Goodwill and Long-Lived Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually, and more frequently when changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates its business as one reporting unit and the Company completes its annual impairment test in the fourth quarter. In the event that the Company determines that the fair value of the reporting unit is less than the reporting unit’s carrying value, a goodwill impairment charge will be incurred for the amount of the difference during the period in which the determination is made.
The Company evaluates long-lived assets for possible impairment in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate. In the event that the Company determines that the fair value of a long-lived asset is less than the carrying value, the Company will incur an impairment charge.
The Company did not record any impairment on goodwill or long-lived asset during the years ended December 31, 2025, 2024, and 2023.
Leases
Leases are accounted for under ASC 842, Leases. The Company determines if an arrangement is a lease at inception. The Company’s lease agreements generally contain lease and non-lease components. Payments under its lease arrangements are primarily fixed. Non-lease components primarily include payments for maintenance and utilities. The Company combines fixed payments for non-lease components with lease payments and accounts for them together as a single lease component, which increases the amount of the Company’s right-of use (“ROU”) assets and lease liabilities. Certain lease agreements contain variable payments, which are expensed as incurred, and are immaterial and not included in the Company’s ROU assets and lease liabilities.
ROU assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in its leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The Company’s lease terms include a period with options to extend or terminate the lease when it is reasonably certain that it will either exercise the option to extend the lease or not exercise the option to terminate the lease. The Company generally uses the base, non-cancelable, lease term when determining the ROU assets and lease liabilities. ROU assets are adjusted for any prepaid lease payments and lease incentives.

Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to record leases with an original term of 12 months or less on its consolidated balance sheet and recognizes those lease payments in operating expenses in the consolidated statements of operations and comprehensive loss.
The ROU assets are assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.
Deferred Revenue
Deferred revenue primarily consists of amounts which the Company has billed or can contractually bill from subscription services and is recognized as the revenue recognition criteria is met.
The following table summarizes the changes in the balances of deferred revenue during the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Balance, beginning of year	$217,632	$140,473
Add: billings during the year	671,083	467,563
Less: revenue recognized	(587,860)	(390,404)
Balance, end of year	$300,855	$217,632
The Company’s performance obligations are satisfied within 12 months of a member performing their first billable activity. As of December 31, 2025 and December 31, 2024, the deferred revenue balance was composed entirely of noncancellable performance obligations that will be satisfied within 12 months.
The Company recognized revenue of $216.0 million and $138.5 million during the years ended December 31, 2025 and 2024, respectively, which was included in deferred revenue balances at the beginning of the respective periods.
Revenue
The Company earns revenue from subscription fees by providing access to its platform and programs to treat and prevent MSK pain. The Company currently sells all its subscriptions to its clients and generates substantially all of its revenue in the U.S.
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to the Company’s customers, which primarily consists of businesses, organizations or partners that have an agreement (collectively, “clients”), in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Further, the Company’s members represent an eligible life who has engaged with the Company’s platform at any point and whose engagement has been billed or is contractually eligible to be billed.
The Company applies the principles of ASC 606 and determines revenue recognition by applying the following five steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company determines it has a contract with a customer: (1) when the contract has been approved by the Company and the client; (2) it can identify each party’s rights regarding the services to be transferred and the payment terms for the services; (3) it has determined that the client has the ability and intent to pay, and (4) its members have engaged with the platform. The Company applies judgment in determining the client’s ability and intent to pay, which is based on a variety of factors, including the client’s payment history or, new client reputation and relationship with a health plan partner, as applicable. The Company’s typical contracts have a stated contractual term of three years, however for revenue recognition purposes, the contractual period is one year to align with the member subscription period as there are no enforceable rights and obligations until a subscription period for a member commences upon a first billable activity. After the initial stated contractual term, the Company’s contracts renew automatically for additional one-year terms unless notice of termination is given by the client or the Company.
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
The transaction price is a fixed annual fee or a variable fee based on member engagement activity during a service period. The Company’s contracts are billed either (a) after a member’s first completed billing activity for fixed annual fee contracts, (b) throughout the service period upon the achievement of cohort milestones, or (c) throughout the service period based upon member engagement activity. When the billable volume varies based upon the achievement of cohort milestones or member engagement activity, the consideration is variable at the time the contract is entered into. When the billable amount varies the Company estimates the variable consideration per member using the expected value method. The estimate is based on the Company’s historical experience with average member usage and cohort milestone achievement and is refreshed quarterly to ensure that a significant reversal in revenue will not occur and the estimates of billable amounts and constraints are adjusted for changes in member behavior over time. To the extent the Company cannot estimate with reasonable certainty the likelihood that the variable consideration will be achieved, the Company constrains this portion of the transaction price and recognizes it when or as the uncertainty is resolved. Based on historical achievement or member engagement experience and quarterly lookbacks, the Company adjusts revenue when the uncertainty has been resolved. If the actual amounts of consideration received differ from its estimates, the Company adjusts reported revenue in the period such variances become known. During the years ended December 31, 2025, 2024 and 2023 changes to estimated variable consideration were not material.
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
Cost of Revenue
Cost of revenue consists of costs that are related to the delivery of the Company’s platform. These costs primarily include personnel-related costs, including employee salaries, stock-based compensation and other related expenses for the Company’s care team, support operations personnel, and site reliability engineering personnel. Cost of revenue also includes inventory costs, which are amortized over the member’s subscription period, provisions for excess and obsolete inventory, and technology support costs, which include hosting and information technology costs, and amortization of internal-use software.
Research and Development
Research and development expenses consist primarily of personnel-related costs, including employee salaries, stock-based compensation and other related expenses for the Company’s engineering and product teams that are responsible for enhancing its platform and developing new or enhanced programs. Research and development expenses also include costs for third-party services and contractors and software-related costs. The Company capitalizes internal-use software development costs that qualify for capitalization and appropriately reduces research and development expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs, including employee salaries, stock-based compensation and other related expenses, internal and third-party sales commissions, and marketing and promotional expenses. The Company amortizes third-party sales commissions and a portion of internal sales commissions over the respective benefit periods.
Advertising costs, which are expensed and included in sales and marketing expenses during the years ended December 31, 2025, 2024, and 2023 were $53.6 million, $37.3 million, and $23.8 million, respectively.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs, including employee salaries, stock-based compensation and other related expenses for finance, legal, human resources, and other administrative related teams. General and administrative expenses also include third-party professional services for outside legal and accounting services, information technology and software related costs, and other corporate related expenses.
Stock-Based Compensation
The Company measures stock-based compensation awards, including stock options and RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards (“RSAs”) based on the estimated fair value of the awards on the date of grant. Stock-based compensation expense is recorded for awards issued to employees and non-employees at fair value with a corresponding increase in additional paid-in capital. Post IPO, the Company recognizes compensation expense on a straight-line attribution or accelerated attribution method. Forfeitures are recognized when they occur. The Company has not granted stock options since March 2021.
Prior to the completion of the IPO, RSUs vested upon the occurrence of both a service-based condition and a liquidity event. Post IPO, RSUs vest upon the occurrence of a service condition. The Company started recognizing compensation cost on May 22, 2025, when its registration statement became effective and it recorded the expense for these awards using the accelerated attribution method over the remaining service period because the liquidity-based vesting condition was determined to be probable. The fair value of each RSU grant is based on the fair value of the Company’s common stock on the date of approval.

Prior to the completion of the IPO, PRSUs granted are subject to not only a service-based, but also a performance-based vesting condition. Post IPO, PRSUs granted are subject to vest upon achieving a performance condition. The performance condition includes various milestones based on market capitalization thresholds or revenue targets as well as the occurrence of a liquidity event. The Company started recognizing compensation cost on May 22, 2025, when its registration statement became effective and it recorded the expense for these awards using the accelerated attribution method over the remaining service period because the liquidity-based vesting condition was determined to be probable. The fair market value of market condition PRSU grants are based on the Monte Carlo simulation model, which incorporates multiple valuation assumptions, including the probability of achieving the market condition, the term of the awards, and the expected common share volatilities. The fair value of the non market based PRSU grant is based on the fair value of the Company's common stock at the date of approval.
RSAs are considered issued because they are legally issued and have voting and dividend rights. The underlying shares are included in the Company’s outstanding common stock on the statement of redeemable convertible preferred stock and stockholders’ deficit in the consolidated balance sheet but are excluded in the calculation of basic net loss per share attributable to common stockholders in the consolidated statement of operations and comprehensive loss because the shares are considered to be contingently returnable shares for accounting purposes.
Given the absence of an active market for the Company’s common stock, prior to completion of the IPO, management was required to estimate the fair value of the Company’s common stock at the time of each grant of a stock-based compensation award. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors in determining the value of the Company’s common stock at each grant date, including the following factors:
•Prices paid for the Company's capital stock, which we have sold to outside investors in arm's-length transactions, considering the rights and privileges of the securities sold relative to the common stock;
•Prices paid for shares of the Company's common stock sold in secondary market transactions;
•Valuation performed by an independent valuation specialist;
•The Company's stage of development and revenue growth;
•The market performance of comparable publicly traded companies;
•Adjustments necessary to recognize a lack of marketability for the common stock underlying the granted RSUs, PRSUs and RSAs;
•The likelihood of achieving a liquidity event for common stock underlying the stock-based awards, such as an IPO or sale of the Company, given prevailing market conditions; and
•The U.S. and global economic and capital market conditions and outlook.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.

The Company’s tax positions are subject to income tax audits in the U.S. and certain foreign jurisdictions. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.
Contingencies
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. The Company records a loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it is believed a loss is not probable but reasonably possible. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss.
Redeemable Convertible Preferred Stock
The Company has elected to apply the qualitative approach in determining whether an amendment to, or exchange of, an equity-classified redeemable convertible preferred stock (“Preferred Stock”) constitutes a modification or extinguishment when the Preferred Stock is not reclassified as a liability.
On February 18, 2025, the Company entered into a stock repurchase agreement (“Stock Repurchase Agreement”) with Coatue US 70 LLC and Coatue Growth Fund IV LP (collectively, “Coatue”), a holder of more than 5% of the Company’s outstanding capital stock. Pursuant to the Stock Repurchase Agreement, immediately prior to the completion of the Company’s IPO, the Company repurchased shares of Series E preferred stock from Coatue US 70 LLC for an aggregate purchase price of $50.0 million (“Series E Repurchase”). The closing of the IPO was not conditioned upon the completion of the Series E Repurchase. Concurrently with the Stock Repurchase Agreement, the Company entered into a participation letter with Coatue, pursuant to which Coatue had the right, but not the obligation, to purchase from the Company at the IPO price an aggregate number of shares of Class A common stock in the Company’s IPO up to 5% of the shares of Class A common stock offered in the IPO. Additionally, Coatue voluntarily converted all of its remaining shares of Series E preferred stock into shares of Class B common stock immediately prior to the completion of the IPO and consented to convert and reclassify its shares of Series D Preferred Stock into shares of Class B common stock effective immediately prior to the completion of the IPO.
During the first quarter of 2025, the Company recorded a deemed contribution of $104.2 million upon the extinguishment of Series D and E Preferred Stock charged to additional paid-in-capital in the consolidated balance sheets. During the second quarter of 2025 the Company repurchased 833,333 shares and paid Coatue $50.0 million which is reflected as a conversion from preferred stock to common stock in the consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit).
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of redeemable convertible preferred stock to be participating securities as the holders of such stock are entitled to receive non-cumulative dividends on an as-converted basis, in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the Company’s redeemable convertible preferred stock do not have a contractual obligation to share in the losses of the Company. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. As the Company has reported net losses for all periods presented, all potentially dilutive securities are antidilutive and, accordingly, basic net loss per share equals diluted net loss per share.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures through expansion of disclosures in an entity’s income tax rate reconciliation table and cash taxes paid both in the U.S. and foreign jurisdictions. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with early adoption permitted. The Company adopted the guidance, prospectively, in the financial statements and the related disclosures. For additional information, see Note 10, Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU results in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The ASU intends to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options, providing clarifying guidance on how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishments guidance. The new standard is effective for the Company for the annual period beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion). The new standard is effective for the Company for the annual period beginning after December 15, 2026. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
There were no transfers into or out of Level 3 securities during the years ended December 31, 2025 and 2024.
As of December 31, 2025 and December 31, 2024, cash equivalents and marketable securities and the fair value hierarchy level consisted of the following (in thousands):

		December 31, 2025
	Fair value hierarchy level	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Assets:
Cash equivalents:
Money market funds	Level 1	$167,569	$—	$—	$167,569
Total cash equivalents		167,569	—	—	167,569
Marketable securities:
Commercial paper	Level 2	105,824	56	—	105,880
U.S. treasury securities	Level 1	30,882	11	—	30,893
Agency bonds	Level 2	14,999	—	(14)	14,985
Corporate bonds	Level 2	4,108	1	—	4,109
Total short-term marketable securities		155,813	68	(14)	155,867
Agency bonds	Level 2	103,380	19	(100)	103,299
Corporate bonds	Level 2	9,866	7	—	9,873
Total long-term marketable securities		113,246	26	(100)	113,172
Total assets		$436,628	$94	$(114)	$436,608

		December 31, 2024
	Fair value hierarchy level	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Assets:
Cash equivalents:
Money market funds	Level 1	$259,084	$—	$—	$259,084
Commercial paper	Level 2	4,575	—	—	4,575
Total cash equivalents		263,659	—	—	263,659
Marketable securities:
Commercial paper	Level 2	100,411	49	(7)	100,453
U.S. treasury securities	Level 1	60,558	30	—	60,588
Corporate bonds	Level 2	4,750	—	(4)	4,746
Total short-term marketable securities		165,719	79	(11)	165,787
Total assets		$429,378	$79	$(11)	$429,446
As of December 31, 2025 and 2024 the contractual maturities of the marketable securities were as follows (in thousands):

	December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$155,813	$155,867	$165,719	$165,787
Due in 1-5 years	113,246	113,172	—	—
Total	$269,059	$269,039	$165,719	$165,787
The Company does not intend to sell the marketable securities, and it is not more likely than not that the Company will be required to sell the marketable securities before recovery of their amortized cost basis, which may be at maturity.
For the years ended December 31, 2025, 2024, and 2023 interest income earned from cash and cash equivalents and marketable securities included in other income, net in the consolidated statements of operations and comprehensive loss, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$9,898	$11,606	$10,774
Marketable securities	8,785	8,966	10,928
Total	$18,683	$20,572	$21,702

4.    Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2025 and December 31, 2024 was composed of the following (in thousands):

	December 31,
	2025	2024
Deferred inventory costs	$19,595	$14,032
Other prepaid expenses	18,196	11,068
Prepaid marketing expenses	12,736	12,845
Other current assets	6,474	6,946
Total prepaid expenses and other current assets	$57,001	$44,891
Deferred inventory costs for members are amortized ratably over the membership subscription period. The amortization cost for the years ended December 31, 2025, 2024, and 2023 were $34.2 million, $30.1 million, and $40.7 million, respectively. These amortization costs are included in cost of revenue in the consolidated statements of operations and comprehensive loss.
Inventory
Inventory as of December 31, 2025 and December 31, 2024 was composed of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$6,560	$4,834
Work in process	116	1,911
Finished goods	8,960	4,128
Total inventory	$15,636	$10,873
During the year ended December 31, 2024, the Company incurred excess and obsolete inventory charges related to a strategic decision to shift away from providing kits with tablets and wearable sensors of $1.8 million. During the year ended December 31, 2025, there were no excess and obsolete inventory charges related to this transition. As of December 31, 2025 and December 31, 2024 inventory primarily consisted of the Company’s Enso device that have not been shipped to members.
Property, Equipment, and Software, Net
Property, equipment, and software, net as of December 31, 2025 and December 31, 2024 was composed of the following (in thousands):

	December 31,
	2025	2024
Capitalized internal-use software	$22,485	$16,477
Computers software and equipment	4,879	4,957
Furniture and fixtures	688	331
Machinery and equipment	2,015	1,976
Leasehold improvements	203	203
Total	30,270	23,944
Accumulated depreciation and amortization	(19,780)	(16,564)
Property, equipment and software, net	$10,490	$7,380

During the years ended December 31, 2025, 2024, and 2023 depreciation expense was $1.3 million, $2.0 million, and $1.8 million, respectively. During the years ended December 31, 2025, 2024, and 2023 the Company capitalized internal-use software costs of $6.7 million (including $1.3 million in capitalized stock-based compensation expense), $2.7 million, and $2.6 million, respectively, and incurred amortization expense of $3.0 million, $3.6 million, and $3.5 million, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2025 and December 31, 2024 was composed of the following (in thousands):

	December 31,
	2025	2024
Accrued employee related costs	$9,259	$4,164
Accrued employee stock purchase plan liability	2,203	—
Accrued commissions	20,856	12,792
Accrued taxes payable	6,168	2,120
Accrued client refunds	6,295	2,414
Accrued other	12,550	6,363
Total accounts payable and accrued liabilities	$57,331	$27,853
5.    Goodwill and Intangible Assets
In February 2025 the Company acquired certain assets of a privately held company in a transaction that qualified as a business combination under ASC 805, Business Combinations, for approximately $4.0 million. The acquisition resulted in an increase in goodwill of $2.5 million, which was related to expected synergies of the acquired workforce, and developed technology and other intangible assets of $1.6 million. The business combination was not material to the consolidated financial statements.
There was no change to the goodwill balance during the year ended December 31, 2024. The change in goodwill balance during the year ended December 31, 2025 was as follows (in thousands):

Balance, as of December 31, 2024	$61,607
Acquisition	2,489
Balance, as of December 31, 2025	$64,096
Intangible assets, net as of December 31, 2025 and December 31, 2024 were as follows (in thousands, except years):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$4,072	$(1,895)	$2,177	2.9
Tradenames	642	(307)	335	5.3
Total	$4,714	$(2,202)	$2,512

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$2,512	$(1,104)	$1,408	4.6
Tradenames	642	(243)	399	6.3
Total	$3,154	$(1,347)	$1,807
The useful lives of developed technology generally is between three to eight years and trade names generally is over ten years. Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $0.9 million, $0.4 million, $0.4 million, respectively.
As of December 31, 2025, future amortization expense related to the intangible assets was estimated as follows (in thousands):

2026	$898
2027	898
2028	422
2029	216
2030	64
Thereafter	14
Total	$2,512
6.    Commitments and Contingencies
Legal and Tax Matters
As of December 31, 2025 and 2024 the Company is not subject to any pending or threatened litigation, individually or in the aggregate, for which it is reasonably possible to have a material effect on its consolidated financial position or results of operations. In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Based on the Company’s evaluation under ASC 450, Contingencies, a reserve is established for the estimated liability related to these taxes as and when the amounts are considered probable. For taxes that are reasonably possible, such an estimate cannot be made.
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

7.    Leases
The Company leases office spaces under non-cancelable operating lease agreements. These leases have remaining lease terms of approximately one to five years, which represent the non-cancellable periods of the leases. Lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as variable payments for common area maintenance and administrative services. Variable lease costs were immaterial for the years ended December 31, 2025, 2024, and 2023. The Company has also received certain incentives from landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. The Company’s leases are classified as operating leases. The Company entered into an operating lease for 10,287 square feet in Montreal, Canada which commenced on April 1, 2025. This lease terminates in October 2030.
For the years ended December 31, 2025, 2024, and 2023 the Company’s operating lease costs consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$4,705	$4,890	$4,635
Short-term lease costs	167	137	187
Less sublease income	—	(133)	(132)
Total lease costs	$4,872	$4,894	$4,690
The cash payments made for operating leases, the weighted-average remaining operating lease term and weighted-average discount rate used in the calculation for the Company’s lease assets and lease liabilities as of December 31, 2025, 2024, and 2023 were as follows (in thousands, except years and percentages):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,614	$5,722	$5,491

	Year Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years)	2.10	2.19	3.37
Weighted-average discount rate (in percentages)	9.75%	8.47%	8.55%

As of December 31, 2025, remaining future minimum lease payment obligations under the Company’s noncancellable operating leases were as follows (in thousands):

Year Ended December 31,
2026	$4,802
2027	3,546
2028	310
2029	317
2030	269
Thereafter	—
Total lease payments	9,244
Less: imputed interest	(1,205)
Present value of lease liabilities	$8,039
Classified as:
Lease liabilities - current	$4,223
Lease liabilities - non current	3,816
Total lease liabilities	$8,039
8.    Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock (“Preferred Stock”) outstanding as of December 31, 2025 consisted of the following (in thousands, except share amounts):

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
The Company recorded the Preferred Stock at the value of proceeds received on the dates of issuance, net of issuance costs. During the first quarter of 2025, the Company recorded an adjustment to the Series D and Series E preferred stock to reflect the deemed contribution from the extinguishment of certain shares of Series D and Series E preferred stock subject to the Stock Repurchase Agreement.

Pursuant to the Stock Repurchase Agreement, immediately prior to the completion of the Company’s IPO, the Company recorded the repurchased shares of Series E preferred stock from Coatue for an aggregate purchase price of $50.0 million.
Immediately prior to the completion of the IPO, the Company filed its amended and restated certificate of incorporation, which authorized 4,330,341 shares of Series E preferred stock. As of December 31, 2025, there were 2,581,837 shares of Series E preferred stock issued and outstanding.
The holders of the Series E preferred stock have the following rights, preferences and privileges as of December 31, 2025:
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
Conversion—The Series E preferred stock has no stated maturity and will remain outstanding until all shares of the Series E preferred stock are converted into common stock. Each share of Series E preferred stock is initially convertible into one share of Class B common stock (subject to any anti-dilution adjustment) at any time at the option of the holder, except that the shares of the Series E preferred stock will automatically convert into an equal number of shares of Class A common stock or Class B common stock, as applicable (subject to any anti-dilution adjustment), upon the sale of the Company’s common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act where the public offering price is at least $77.46420 per share and the Company receives at least $100.0 million in aggregate cash proceeds, net of underwriting discounts and commissions. However, each share of Series E preferred stock will not be convertible into Class B common stock and instead will be convertible into Class A common stock (i) after the Class B Mandatory Conversion Time (as defined in the Company’s amended and restated certificate of incorporation), (ii) after the date any person and such person affiliates that beneficially owned shares of Series E preferred stock as of the immediately upon the filing and effectiveness of the Company’s amended and restated certificate of incorporation in connection with the IPO (“Effective Time”) cease to beneficially own in the aggregate a number of shares of capital stock equal to at least 50% of the capital stock that such person and such person’s affiliates beneficially owned in the aggregate as of the Effective Time, or (iii) at any time that such Series E preferred stock is held by any person who was not the beneficial owner of such shares of Series E preferred stock as of the Effective Time. Once converted into common stock, the Series E preferred stock may not be reissued.

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
Right to Receive Liquidation Distribution—In the event of the Company’s liquidation, dissolution, or winding up, the holders of shares of the Series E preferred stock will be entitled to receive out of the net assets legally available for distribution to stockholders, after the payment of all of the Company’s debts and other liabilities, prior and in preference to any distribution of any assets to holders of the Company’s common stock, an amount of $77.46420 per share for each then outstanding share of Series E preferred stock plus any declared but unpaid dividends on such shares, which amount is equal to $200.0 million as of December 31, 2025. In order to waive any distribution of proceeds in the event of the Company’s liquidation, dissolution, or winding up, the holders of the Series E preferred stock must provide their written consent or affirmative vote.
Redemption—The Series E preferred stock is not mandatorily redeemable.
Fully Paid and Non-Assessable—All of the outstanding shares of the Series E preferred stock are fully paid and non-assessable.
9.    Common Stock, Equity Incentive Plans and Stock-Based Compensation
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

On November 10, 2025, the Company's board of directors approved a share repurchase program with authorization to purchase up to $250.0 million of its Class A Common Stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at the Company's discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A Common Stock, and may be modified, suspended, or terminated at any time at the discretion of the Company's board of directors. The Company expects to fund repurchases with existing cash and cash equivalents and from cash from operations. During the fourth quarter of 2025, the Company repurchased and cancelled 1,384,485 Class A common shares for $65.0 million. The Company's policy is to record the repurchase to additional paid-in capital in the consolidated balance sheets.
The Inflation Reduction Act of 2022 imposes a 1% excise tax on certain net fair market value of certain stock repurchases. For the year ended December 31, 2025, no excise tax liability was recognized because the fair market value of stock issuances exceeded the fair market value of stock repurchases.
In March 2025, the Company’s board of directors adopted, and the stockholders approved, the 2025 Incentive Award Plan (“2025 Plan”), with an initial share reserve of 12,101,419, which includes any reserved but unissued shares under the 2017 Plan at the time the 2025 Plan became effective. The 2025 Plan became effective on the business day immediately prior to the date of effectiveness of the registration statement on Form S-1 relating to the Company's IPO Registration Statement, and is the successor to and continuation of the 2017 Plan. Stock options and restricted stock units granted generally vest over four years. As of December 31, 2025, there were 12,537,604 shares available to be issued under the 2025 Plan.
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
2025 Employee Purchase Plan
In March 2025, the Company’s board of directors adopted, and the stockholders approved, the Employee Stock Purchase Plan (“ESPP”), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (“Code”), and pursuant to which 2,371,452 shares of Class A common stock were reserved for future issuance. The ESPP became effective on the business day immediately prior to the date of effectiveness of the IPO Registration Statement. The ESPP is designed to enable eligible employees to purchase shares of the Company's Class A common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP is for one year and consists of two six-month purchase periods, except for the first purchase period post-IPO. The purchase price for shares of Class A common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s Class A common stock on the first day of the applicable offering period and the fair market value of the Company’s Class A common stock on the last day of each purchase period. As of December 31, 2025, approximately 298,019 of Class A common shares were issued under this plan and as of December 31, 2025 2,073,433 of Class A common stock were available to be issued.

Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$18,969	$97	$166
Research and development	264,587	202	495
Sales and marketing	106,043	223	511
General and administrative	253,410	217	473
Total stock-based compensation	$643,009	$739	$1,645
Satisfaction of Performance Vesting Condition in Certain Stock Options and RSUs and PRSUs
During the year ended December 31, 2025, the liquidity event for the RSUs and performance-based restricted stock units (“PRSUs”) was met and the Company recognized $400.5 million and $238.6 million, respectively of stock-based compensation expense for the portion of the service period and performance condition completed by employees and non-employees from the grant date through the year ended December 31, 2025.
Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs granted under the 2017 Plan vest upon the satisfaction of both a service condition and were subject to a liquidity event prior to the completion of the Company's IPO. In general, RSUs vest over four years. The fair value of each RSU is based on the estimated fair value of the Company’s common stock on the date of grant.
Performance-based awards granted under the 2017 Plan generally include service-based components and performance target, which may include revenue targets or attaining a specific public market valuation of the Company’s outstanding common shares. PRSUs are subject to continued employment and were subject to a liquidity event prior to the completion of the Company's IPO. The fair value of each PRSU is based on the estimated fair value of the Company’s common stock on the date of grant.
The following is a summary of the Company’s RSU and PRSU activity during the year ended December 31, 2025:

	Number of restricted stock units	Weighted average grant-date fair value (per share)	Number of performance-based restricted stock units	Weighted average grant-date fair value (per share)
Outstanding as of December 31, 2024	15,061,414	$26.76	11,424,836	$20.08
Granted	3,468,652	35.08	1,890,751	25.03
Vested	(12,440,797)	26.65	(5,733,484)	19.95
Forfeited	(1,045,665)	30.37	(1,888,501)	20.11
Outstanding as of December 31, 2025	5,043,604	32.01	5,693,602	21.84
As of December 31, 2025, the Company had $93.0 million of unrecognized stock-based compensation expense related to RSUs that will be recognized over the weighted average period of 2.3 years.
The intrinsic value of the RSUs was $234.3 million as of December 31, 2025.
As of December 31, 2025, the Company had $0.2 million of unrecognized stock-based compensation expense related to PRSUs that will be recognized over the weighted average period of 0.7 years.
The intrinsic value of the PRSUs was $264.5 million as of December 31, 2025.

During the year ended December 31, 2025, the Company granted its Chief Executive Officer (“CEO”) 1,888,501 performance-based awards that vest upon the satisfaction of a market condition and liquidity event of the Company’s outstanding shares of common stock. The grant date fair value of the PRSUs is based on a Monte Carlo simulation model. The assumptions for the Monte Carlo simulation model include; expected term of 7 years, risk-free rate ranges from 4.3% to 4.6%, discount for lack of marketability of 20%, volatility ranges from 58% to 71%, and expected dividend yield of 0%.
Additionally, the board of directors approved the cancellation of the Executive Chairman’s (“EC”) 1,888,501 PRSUs that vest upon the satisfaction of a market condition and liquidity event. These awards did not result in recording stock-based compensation expense because such PRSUs were improbable of vesting at the time of cancellation.
Stock Options
Stock options granted under the 2017 Plan generally expire within ten years from the date of grant, generally vest over four years and are exercisable for shares of the Company’s common stock. The Company has not issued stock options since March 31, 2021. A summary of the stock options and changes during the year ended December 31, 2025 are presented below:

	Number of options	Weighted-average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2024	2,905,276	$1.28	3.8	$101,782
Options exercised	(1,503,985)	0.94
Options forfeited and expired (1)	(37,296)	1.58
Balances at December 31, 2025	1,363,995	$1.64	3.4	$61,121
Options exercisable at December 31, 2025	1,363,995	$1.64	3.4	$61,121
Options vested at December 31, 2025	1,363,995	$1.64	3.4	$61,121
(1)20,636 common stock options expired at a weighted average price of $1.94 per share.
The fair value of the options were expensed over the vesting period, on a straight-line basis, as the services are being provided. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the fair value of the Company’s common stock. The total intrinsic values of options exercised during the year ended December 31, 2025 was $68.5 million.
During the year ended December 31, 2025, the Company had fully expensed the stock-based compensation expense and there was no remaining expense.
Employee Stock Purchase Plan
The fair value of each ESPP share is estimated on the enrollment date of the most recent offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

	December 31, 2025
	Six Months	1 Year
Risk-free interest rate	3.7%	3.6%
Expected volatility	71.0%	71.0%
Expected term (in years)	0.5	1.0
Expected dividend rate	0%	0%
The fair value of stock purchase rights granted under the ESPP during the 6-month and 12-month period from the date of the IPO, May 22, 2025 was $11.65 per share and $13.60 per share, respectively. The fair value of the stock purchase rights granted under the ESPP during the 6-month and 12-month periods from the November 17, 2025 offering period was $15.71 per share and $18.33 per share. As of December 31, 2025, the Company had $3.9 million of unrecognized compensation expense related to the ESPP that will be recognized over a weighted average period of 0.4 years.

Restricted Stock Awards and Partial Recourse Promissory Notes
On February 4, 2025, the Company’s EC repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 7, 2025, the Company’s CEO repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 26, 2025, the Company’s former Chief Financial Officer (“CFO”) repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $0.5 million. As of December 31, 2025, all principal and interest was repaid in full on the outstanding balance of all partial recourse promissory notes due to the Company.
10.    Income Taxes
The components of loss before income taxes for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(529,840)	$(12,396)	$(99,847)
Foreign	2,577	1,140	(8,698)
Loss before provision for income taxes	$(527,263)	$(11,256)	$(108,545)
The federal and state income tax provision (benefit) for the years ended December 31, 2025, 2024, and 2023 is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$58	$329	$—
State	413	295	—
International	474	638	68
Total current tax expense	$945	$1,262	$68

Deferred
Federal	$—	$—	$—
State	—	—	—
International	53	(585)	(473)
Total deferred tax benefit	$53	$(585)	$(473)

Total federal	$58	$329	$—
Total state	413	295	—
Total international	527	53	(405)
Total tax expense (benefit)	$998	$677	$(405)
The Company's U.S. federal statutory income tax rate for the year ended December 31, 2025 was less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance on U.S. and foreign deferred tax assets as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
U.S. federal statutory income tax rate	$(110,725)	21.0%
Domestic federal
Tax credits	(10,552)	2.0%
Nontaxable or nondeductible items
Excess officer compensation	58,488	(11.1)%
Stock-based compensation	(33,630)	6.4%
Other	527	(0.1)%
Changes in valuation allowance	96,507	(18.3)%
Other	58	—%
Domestic state and local income taxes, net of federal effect (1)	326	(0.1)%
Foreign tax effects	(1)	—%
Total	$998	(0.2)%
(1)Income taxes in Texas make up the majority (greater than 50%) of the tax effect in this category.
The Company’s effective tax rate for the years ended December 31, 2024 and 2023 were less than the U.S. federal statutory income tax rate of 21.0% primarily due to the valuation allowance on U.S. and foreign deferred tax assets and permanent differences, offset by state taxes as follows:

	Year Ended December 31,
	2024	2023
United States federal taxes at statutory rate	21.0%	21.0%
State tax	23.7%	6.8%
Change in valuation allowance	(87.1)%	(32.3)%
Research Credits	40.7%	8.8%
Meals and entertainment	(4.3)%	(0.3)%
Stock-based compensation	(1.2)%	(0.3)%
Foreign rate differential	1.3%	(5.1)%
Other permanent differences	(0.1)%	1.8%
Total	(6.0)%	(0.4)%
The Company paid the following cash taxes during the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
Federal	$388

State and local
Illinois	217
Texas	224
Other	213
654

Foreign
India	514
Total	$1,556

During the years ended December 31, 2024 and 2023, cash taxes paid were immaterial.
Deferred income taxes reflect the net tax effects of (1) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (2) operating losses and tax credit carryforwards and (3) foreign withholding taxes.
The tax effects of significant items comprising the Company’s deferred tax assets as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$90,283	$76,012
Capitalized research and development costs	108,896	41,220
Research and development credits	33,597	17,521
Lease liability	1,919	2,581
Accruals and reserves	7,471	4,438
Property and equipment and intangibles	6,043	6,819
Foreign credits	3,106	1,724
Stock-based compensation	14,599	85
Other	84	56
Total deferred tax assets	265,998	150,456
Valuation allowance	(263,368)	(147,176)
Deferred tax liabilities:
Right-of-use deferred tax liability	(1,625)	(2,222)
Total deferred tax liabilities	(1,625)	(2,222)
Net deferred tax assets	$1,005	$1,058
Classified as:
Other assets - non-current	$1,005	$1,058
As of December 31, 2025 and 2024, the Company has not provided foreign withholding taxes on the undistributed earnings of its foreign operations because it intends to permanently reinvest such earnings outside the U.S. Due to a one-time transaction, however, the Company accrued foreign withholding taxes of $0.5 million during 2023.
Based on the cumulative operating losses to date, the Company believes it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance has been recorded against its U.S. federal and state next deferred tax assets as of December 31, 2025.
During the years ended December 31, 2025, 2024, and 2023, the valuation allowance increased by $116.2 million, $16.8 million, and $27.4 million respectively.
Net operating losses and tax credit carryforwards as of December 31, 2025 are as follows (in thousands, except for years):

	Amount	Expiration Years
Net operating losses, federal	$345,741	N/A
Net operating losses, foreign	15,289	2036-2043
Net operating losses, state	262,887	2026-2045
Tax credits, federal	30,983	2034
Tax credits, state	15,346	N/A

Under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research and development tax credits (under IRC Section 383), in any taxable year may be limited if it experiences an ownership change.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$5,890	$4,238	$481
Tax positions during the current year
Additions	4,043	1,216	1,525
Tax positions related to the prior year
Additions	276	436	2,232
Balance	$10,209	$5,890	$4,238
The Company files federal, state and foreign tax returns in jurisdictions with varying statutes of limitations. Due to the Company’s net operating loss carryforwards, income tax returns generally remain subject to examination by federal and most state tax authorities. All tax years since inception remain subject to examination by the tax jurisdictions.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company does not have any liability for uncertain tax positions.
On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes several changes to U.S. federal income tax law, including the repeal of the requirement to capitalize and amortize domestic research and development expenditures under Section 174, modifications to bonus depreciation, and changes to the U.S. international tax regime. The Company will continue to evaluate the impact of OBBBA and related guidance; however, given the Company’s full U.S. valuation allowance, the OBBBA does not have a material impact on the Company’s consolidated financial statements.
11.    Net Loss Per Share
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

The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(528,261)	$(11,933)	$(108,141)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment (1)	104,174	—	—
Net loss attributable to common stockholders	$(424,087)	$(11,933)	$(108,141)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	54,577	13,558	13,017
Net loss per share attributable to common stockholders, basic and diluted	$(7.77)	$(0.88)	$(8.31)
(1)As discussed in Note 8, Redeemable Convertible Preferred Stock, the Company has concluded that transactions contemplated by the Stock Repurchase Agreement resulted in a modification which should be accounted as an extinguishment transaction. This extinguishment was treated as a deemed contribution for the purpose of calculating net loss attributable to common stockholders.
Certain potentially issuable shares have been excluded from the calculation of diluted net loss per share during the years ended December 31, 2025, 2024, and 2023 because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Preferred Stock	2,582	48,150	48,150
Stock options	1,364	2,905	3,374
Restricted stock units	5,044	15,062	13,515
Performance restricted stock units	5,694	11,425	11,425
Restricted stock awards	—	2,597	2,597
Total	14,684	80,139	79,061
12.    Related Party Transactions
On February 4, 2025, the Company’s EC repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 7, 2025, the Company’s CEO repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $2.2 million. On February 26, 2025, the Company’s former CFO repaid in full the aggregate principal and interest amount outstanding pursuant to his partial recourse promissory note in the amount of $0.5 million. Refer to Note 9, Common Stock, Equity Incentive Plans and Stock-Based Compensation for further details.
The Company engages the law firm of Perkins Coie LLP for various legal services. Fees incurred for services provided by Perkins Coie LLP for the year ended December 31, 2025 were $1.7 million, of which $0.7 million were included in accounts payable and accrued liabilities included in the consolidated balance sheets. Fees incurred for services provided by Perkins Coie LLP for the year ended December 31, 2024 were $2.0 million, of which $0.5 million were included in accounts payable and accrued liabilities included in the consolidated balance sheets. A sibling of the CEO is a partner with Perkins Coie LLP.
13.    Employee Benefit Plans
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the IRS. Employer contributions to the plan are discretionary. During the years ended December 31, 2025, 2024, and 2023, the Company contributed $3.2 million, $3.2 million, and $3.1 million, respectively, to this plan.

14.    Segment Information
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
The CODM uses consolidated net loss as the measure of profit or loss in order to identify underlying trends in the performance of the business and to allocate resources and assess performance. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. Consolidated financial forecasts and budget to actual results are also used by the CODM to assess performance and allocate resources, make strategic decisions related to headcount and incur capital expenditures.
The CODM reviews total assets as reported on the consolidated balance sheets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.
The table below presents the Company’s consolidated loss including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$587,860	$390,404	$292,730
Less (add):
Excess and obsolete inventory charge (1)	—	1,812	10,264
Restructuring, acquisition and other expenses (2)	5,351	9,138	—
Stock-based compensation expense (3)	643,009	739	1,645
Other segment expenses (4)	(644)	(25,851)	(21,995)
Cost of revenue (excluding 1,2,3, 4)	98,735	87,524	87,743
Research and development (excluding 2,3,4)	89,709	99,345	109,564
Sales and marketing (excluding 2,3,4)	207,890	164,717	147,108
General and administrative (excluding 2,3,4)	72,071	64,913	66,542
Net loss	$(528,261)	$(11,933)	$(108,141)
_____________________________________
(4)Other segment expenses include other income, net, employer taxes related to stock-based compensation expense, amortization of intangible assets and provision for (benefit from) income taxes.
The Company currently sells its subscriptions to its customers and generates substantially all of its revenue in the U.S.
Long-lived assets consisted of intangible assets, property, equipment and software, net and right-of-use assets. Long-lived assets by geographical location are as follows (in thousands):

	December 31,
	2025	2024
United States	$18,679	$18,128
Outside the United States	1,184	666
Total	$19,863	$18,794
15.    Subsequent Event
On November 10, 2025, the Company's board of directors approved a Share Repurchase Program with authorization to purchase up to $250.0 million of its Class A Common Stock. Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at its discretion, depending on market conditions and corporate needs. Subsequent to December 31, 2025, the Company had used $65 million to repurchase additional shares under the program.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report.
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
•On December 1, 2025, Gabriel Mecklenburg, the Company’s Co-Founder and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to an aggregate of 600,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or July 31, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics that applies to our officers, directors and employees, which is available on our website (ir.hingehealth.com) under “Governance.” The Code of Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (ir.hingehealth.com) (1) the nature of any amendment to our Code of Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.
We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Part IV
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements.
See Index to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
2.Financial Statement Schedules.
No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.
3.Exhibits.
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of Hinge Health, Inc.	8-K	001-42657	3.1	May 23, 2025
3.2	Amended and Restated Bylaws of Hinge Health, Inc.	8-K	001-42657	3.2	May 23, 2025
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-285682	4.2	April 7, 2025
4.2	Form of Class B Common Stock Certificate.	S-8	333-287497	4.7	May 22, 2025
4.3	Description of Securities.					X
4.4	Fourth Amended and Restated Investors’ Rights Agreement, dated October 22, 2021, as amended, by and among Hinge Health, Inc. and the investors listed therein.	S-1/A	333-285682	4.3	April 7, 2025
10.1#	Hinge Health, Inc. 2017 Equity Incentive Plan, as amended, and form of agreement thereunder.	S-1/A	333-285682	10.1	May 5, 2025
10.2#	Hinge Health, Inc. 2025 Incentive Award Plan and related form agreements.	S-1/A	333-285682	10.2	April 7, 2025
10.3#	Hinge Health, Inc. 2025 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-285682	10.3	April 7, 2025
10.4#	Non-Employee Director Compensation Program.	S-1/A	333-285682	10.4	April 7, 2025
10.5#	Form of Indemnification Agreement between Hinge Health, Inc. and each of its Directors and Executive Officers.	S-1/A	333-285682	10.5	April 7, 2025
10.6#	Form of Change in Control and Severance Agreement.	S-1/A	333-285682	10.6	May 13, 2025
10.7#	Form of Change in Control and Severance Agreement - One Year Acceleration.	10-Q	001-42657	10.7	August 11, 2025
10.8#	Employment Agreement by and between Hinge Health, Inc. and Daniel Perez.					X
10.9#	Employment Agreement by and between Hinge Health, Inc. and Gabriel Mecklenburg.					X
10.10#	Employment Agreement by and between Hinge Health, Inc. and James Budge.	S-1/A	333-285682	10.8	May 13, 2025
10.11#	Employment Agreement by and between Hinge Health, Inc. and James Pursley.	S-1/A	333-285682	10.9	May 13, 2025
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries of Hinge Health, Inc.					X
23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)	X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Compensation Recovery Policy.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________
#     Indicates management contract or compensatory plan
*    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not “filed” with the SEC, and shall not be incorporated by reference into any filing of Hinge Health, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in any such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINGE HEALTH, INC.
Date: March 3, 2026	By:	/s/ Daniel Perez
Daniel Perez Chief Executive Officer (Principal Executive Officer)
Date: March 3, 2026	By:	/s/ James Budge
James Budge Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Perez and James Budge, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel Perez	Chief Executive Officer and Director	March 3, 2026
Daniel Perez	(Principal Executive Officer)

/s/ James Budge	Chief Financial Officer	March 3, 2026
James Budge	(Principal Financial Officer)

/s/ Kristina Leslie	Director	March 3, 2026
Kristina Leslie

/s/ Gabriel Mecklenburg	Director	March 3, 2026
Gabriel Mecklenburg

/s/ Elliott Robinson	Director	March 3, 2026
Elliott Robinson

/s/ Teddie Wardi	Director	March 3, 2026
Teddie Wardi