Form 10-Q
period 2026-03-31
Hinge Health, Inc.
filed 2026-05-07
CIK 1673743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 54,655,926 shares of Class A common stock, $0.00001 par value per share, 22,724,203 shares of Class B common stock, $0.00001 par value per share, and 2,581,837 shares of Series E redeemable convertible preferred stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our ability to attract and retain clients;
•our ability to attract, enroll, and retain members;
•our ability to attract and maintain relationships with partners;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on management’s current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects, based on information available to us at the time such statements are made. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” within this Quarterly Report, as well as those risks and uncertainties, set forth from time to time in our reports and other documents filed with the U.S. Securities and Exchange Commission (the “SEC”).
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

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” contained within this Quarterly Report. These risks could materially and adversely impact our business, results of operations, and financial condition which could cause the trading price of our Class A common stock to decline and could result in a loss of all or part of your investment. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may operate in the future. These risks include, but are not limited to, the following:
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
HINGE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$186,671	$207,995
Short-term marketable securities	129,196	155,867
Accounts receivable, net of allowance for credit losses of $5,957 and $6,092 as of March 31, 2026 and December 31, 2025, respectively	114,921	66,061
Deferred commissions	34,507	31,344
Inventory	14,167	15,636
Prepaid expenses and other current assets	60,592	57,001
Total current assets	540,054	533,904
Long-term marketable securities	89,769	113,172
Goodwill	64,096	64,096
Intangible assets, net	2,287	2,512
Property, equipment and software, net	11,350	10,490
Operating lease right-of-use assets	5,956	6,861
Other assets	15,259	13,726
Total assets	$728,771	$744,761
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$69,476	$57,331
Operating lease liabilities	4,234	4,223
Deferred revenue	340,766	300,855
Total current liabilities	414,476	362,409
Operating lease liabilities, noncurrent	2,735	3,816
Total liabilities	417,211	366,225
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value; 4,330,341 shares of Series E authorized as of March 31, 2026 and December 31, 2025; 2,581,837 shares of Series E preferred stock issued and outstanding as of March 31, 2026 and December 31, 2025; aggregate liquidation preference of $200,000 as of March 31, 2026 and December 31, 2025	199,874	199,874
Stockholders’ equity:
Class A common stock, $0.00001 par value: 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 54,523,780 shares and 55,883,690 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.00001 par value: 120,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 22,780,358 shares and 23,287,614 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,127,902	1,229,678
Accumulated other comprehensive loss	(348)	(20)
Accumulated deficit	(1,015,868)	(1,050,996)
Total stockholders’ equity	111,686	178,662
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$728,771	$744,761
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$182,307	$123,825
Cost of revenue	28,074	23,592
Gross profit	154,233	100,233
Operating expenses:
Research and development	30,338	23,499
Sales and marketing	68,802	46,716
General and administrative	23,024	16,881
Total operating expenses	122,164	87,096
Income from operations	32,069	13,137
Other income:
Other income, net	3,873	5,000
Net income before income taxes	35,942	18,137
Provision for income taxes	814	998
Net income	$35,128	$17,139
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	—	104,174
Income allocated to participating securities	(1,117)	—
Net income attributable to common stockholders	$34,011	$121,313
Net income attributable to common stockholders per share, basic	$0.43	$7.91
Net income attributable to common stockholders per share, diluted	$0.41	$1.31
Weighted average shares used in computing net income per share attributable to common stockholders, basic	78,619	15,332
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	82,394	92,746

Net income	$35,128	$17,139
Other comprehensive income:
Unrealized loss on marketable securities, net of taxes	(328)	(58)
Comprehensive income	$34,800	$17,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	2,581,837	$199,874	79,171,304	$—	$1,229,678	$(20)	$(1,050,996)	$178,662
Issuance of common stock upon exercise of options	—	—	281,567	—	410	—	—	410
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock	—	—	507,632	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(202,853)	—	(8,292)	—	—	(8,292)
Repurchase and retirement of common stock	—	—	(2,453,512)	—	(105,838)	—	—	(105,838)
Stock-based compensation	—	—	—	—	11,944	—	—	11,944
Unrealized loss on marketable securities	—	—	—	—	—	(328)	—	(328)
Net income	—	—	—	—	—	—	35,128	35,128
Balances at March 31, 2026	2,581,837	$199,874	77,304,138	$—	$1,127,902	$(348)	$(1,015,868)	$111,686

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	48,150,146	$851,272	16,379,906	$—	$88,097	$68	$(522,735)	$(434,570)
Issuance of common stock upon exercise of options	—	—	65,750	—	97	—	—	97
Proceeds from issuance of recourse loans for settlement of restricted stock awards	—	—	—	—	4,935	—	—	4,935
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	—	(104,174)	—	—	104,174	—	—	104,174
Stock-based compensation	—	—	—	—	7	—	—	7
Unrealized loss on marketable securities	—	—	—	—	—	(58)	—	(58)
Net income	—	—	—	—	—	—	17,139	17,139
Balances at March 31, 2025	48,150,146	$747,098	16,445,656	$—	$197,310	$10	$(505,596)	$(308,276)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$35,128	$17,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,173	1,303
Stock-based compensation	11,692	7
Amortization of deferred commissions	16,205	9,190
Accretion of discounts and amortization of premiums on marketable securities, net	135	49
Non-cash operating lease expense	905	845
Provision for credit losses	—	886
Deferred income taxes	—	6
Other	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(48,860)	(34,280)
Deferred commissions	(20,603)	(10,630)
Inventory	1,470	(1,912)
Prepaid expenses and other current assets	(3,590)	8,134
Other assets	(658)	(274)
Accounts payable and accrued liabilities	11,246	15,710
Operating lease liabilities	(1,070)	(941)
Deferred revenue	39,910	(305)
Net cash provided by operating activities	43,083	4,925
Investing activities:
Purchase of property and equipment	(83)	(51)
Capitalized internal use software	(1,447)	(706)
Purchases of marketable securities	(58,956)	(90,172)
Maturities of marketable securities	108,567	73,598
Acquisition of a business	—	(4,000)
Net cash provided by (used in) investing activities	48,081	(21,331)
Financing activities:
Proceeds from exercise of common stock options	410	97
Repurchase and retirement of common stock	(104,966)	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	(8,292)	—
Proceeds from repayment of non-recourse loans to employees	—	4,934
Payments for deferred offering costs	—	(927)
Net cash provided by (used in) financing activities	(112,848)	4,104
Net decrease in cash, cash equivalents, and restricted cash	(21,684)	(12,302)
Cash, cash equivalents, and restricted cash, beginning of period	209,796	302,586
Cash, cash equivalents, and restricted cash, end of period	$188,112	$290,284
Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$186,671	$288,482
Restricted cash	1,441	1,802
Total cash, cash equivalents, and restricted cash	$188,112	$290,284
Supplemental disclosure for noncash operating activities:
Cash paid for income taxes	$501	$—
Supplemental disclosures of noncash investing and financing activities:
Property and equipment purchased and unpaid at end of period	$28	$—
Stock-based compensation capitalized in internal-use software	$252	$—
Unpaid deferred offering costs at period end	$—	$2,802
Unpaid excise tax at the end of the period on repurchase and retirement of common stock included in additional-paid in capital	$872	$—
Adjustment to reflect deemed contribution from Series D and E redeemable convertible preferred stock extinguishment	$—	$104,174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hinge Health, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Basis of Presentation
These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Certain information and note disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results or results for the full fiscal year or for any other period.
The Company’s unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its affiliated professional medical corporations. The Company’s affiliated professional medical corporations are collectively referred to as Hinge Health Digital P.C.
Hinge Health Digital P.C. contracts with or otherwise employs physicians, physical therapists and other licensed health professionals in order to provide services to the Company’s members, and under certain management services agreements, the Company serves as the exclusive manager and administrator of Hinge Health Digital P.C.’s non-clinical functions and services. Hinge Health Digital P.C. is considered a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has the rights and power to control the activities of Hinge Health Digital P.C. and as a result the Company consolidates the activities of Hinge Health Digital P.C.
As of March 31, 2026 and December 31, 2025, total assets of the VIE, all of which are current, were $5.8 million and $3.8 million, respectively, and total liabilities, all of which are current, were $2.4 million and $1.3 million, respectively, after the elimination of intercompany transaction balances.
All intercompany transactions and balances have been eliminated upon consolidation.
Any reference in these notes to applicable guidance is meant to refer to authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the three months ended March 31, 2026, as compared to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements. Significant items that require estimates include, but are not limited to, variable consideration to recognize revenue, inventory valuation, estimated credit losses, income taxes, capitalized internal-use software development costs, the period of benefit for deferred commissions, and accounting for stock-based compensation. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may vary from the Company’s estimates.
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
The Company monitors accounts receivable for uncollectible accounts on an ongoing basis. No client represented greater than 10% of the Company’s accounts receivable as of March 31, 2026 and December 31, 2025. Additionally, no client represented greater than 10% of the Company’s revenue for the three months ended March 31, 2026 and 2025. For the purpose of assessing the concentration of credit risk for significant clients, the Company defines a client as a business or organization that purchases access to the Company’s platform directly from the Company or indirectly through one of the Company’s partners.
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

Accounts receivable, net as of March 31, 2026 and December 31, 2025 was composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Billed accounts receivable	$69,596	$51,037
Unbilled accounts receivable	51,282	21,116
Allowance for credit losses	(5,957)	(6,092)
Total accounts receivable, net	$114,921	$66,061
Allowances for credit losses are provided for those outstanding balances considered to be uncollectible based on the age of each outstanding invoice, historical collection history and the client’s expected ability to pay. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for credit losses.
Allowance for credit losses during the three months ended March 31, 2026 and 2025 were composed of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$6,092	$6,470
Provision for credit losses	—	886
Write-off for credit losses, net	(135)	(351)
Balance, end of period	$5,957	$7,005
Deferred Inventory Costs
Deferred inventory costs are primarily composed of the Company’s kits and Enso device, which are sent to members. The Company amortizes the costs associated with the kits and devices over the member subscription period, consistent with the transfer to the member of the service to which the kits and devices relate. These costs are amortized ratably over the member subscription period and are included in cost of revenue in the accompanying unaudited condensed consolidated statement of operations and comprehensive income. Deferred inventory costs as of March 31, 2026 and December 31, 2025 were $21.9 million and $19.6 million, respectively, which were recorded to prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.
Deferred Commissions
The Company has determined that certain sales incentives provided to the Company’s sales team and payments related to partnership agreements are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial sales transaction. When determining the economic life of the deferred commission assets recognized, the Company considers historical renewal rates, expectations of future client renewals of contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its clients. Deferred commissions are amortized over the 12-month member subscription period for partner commissions and estimated five-year client period of benefit for sales commissions and are included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

A summary of the activity of the Company’s deferred commission balances during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$40,990	$24,078
Capitalized costs	20,604	10,631
Amortized costs	(16,205)	(9,190)
Balance, end of period	$45,389	$25,519
Classified as:
Deferred commissions - current	$34,507	$18,522
Other assets - noncurrent	10,882	6,997
Balance	$45,389	$25,519
Deferred Revenue
Deferred revenue primarily consists of amounts which the Company has billed or can contractually bill from subscription services and is recognized as the revenue recognition criteria is met.
The following table summarizes the changes in the deferred revenue balances during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$300,855	$217,632
Add: billings during the period	222,218	123,521
Less: revenue recognized	(182,307)	(123,825)
Balance, end of period	$340,766	$217,328
The Company’s performance obligations are satisfied within 12 months of a member performing their first billable activity. As of March 31, 2026 and December 31, 2025, the deferred revenue balance was composed entirely of noncancellable performance obligations that will be satisfied within 12 months.
The Company recognized revenue of $152.4 million and $104.8 million during the three months ended March 31, 2026 and 2025, respectively, which was included in deferred revenue balances at the beginning of the respective periods.
Revenue
The Company earns revenue from subscription fees by providing access to its platform and programs to treat and prevent MSK pain. The Company currently sells all of its subscriptions to its clients and generates substantially all of its revenue in the United States.
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
The Company determines it has a contract with a customer: (1) when the contract has been approved by the Company and the client; (2) it can identify each party’s rights regarding the services to be transferred and the payment terms for the services; and (3) it has determined that the client has the ability and intent to pay and (4) its members have engaged with the platform. The Company applies judgment in determining the client’s ability and intent to pay, which is based on a variety of factors, including the client’s payment history or, new client reputation and relationship with a health plan partner, as applicable. The Company’s typical contracts have a stated contractual term of three years, however for revenue recognition purposes, the contractual period is one year to align with the member subscription period as there are no enforceable rights and obligations until a subscription period for a member commences upon a first billable activity. After the initial stated contractual term, the Company’s contracts renew automatically for additional one-year terms unless notice of termination is given by the client or the Company.
The contracts contain a number of promised goods and services, including access to the Company’s platform, technical support, as well as the Company’s peripheral products, which includes the Enso device. The Company has determined its contracts contain a single combined performance obligation under which the following are provided to members: (1) access to the platform that is delivered over time; (2) technical support which is delivered in the same pattern using the output method; and (3) the peripheral products, when and if sent as a part of its platform.
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
The transaction price is a fixed annual fee or a variable fee based on member engagement activity during a service period. The Company’s contracts are billed either (a) after a member’s first completed billing activity for fixed annual fee contracts, (b) throughout the service period upon the achievement of cohort milestones, or (c) throughout the service period based upon member engagement activity. When the billable volume varies based upon the achievement of cohort milestones or member engagement activity, the consideration is variable at the time the contract is entered into. When the billable amount varies the Company estimates the variable consideration per member using the expected value method. The estimate is based on the Company’s historical experience with average member usage and cohort milestone achievement and is refreshed quarterly to ensure that a significant reversal in revenue will not occur and the estimates of billable amounts and constraints are adjusted for changes in member behavior over time. To the extent the Company cannot estimate with reasonable certainty the likelihood that the variable consideration will be achieved, the Company constrains this portion of the transaction price and recognizes it when or as the uncertainty is resolved. Based on historical achievement or member engagement experience and quarterly lookbacks, the Company adjusts revenue when the uncertainty has been resolved. If the actual amounts of consideration received differ from its estimates, the Company adjusts reported revenue in the period such variances become known. For the three months ended March 31, 2026 and 2025 changes to estimated variable consideration were not material.

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
On February 18, 2025, the Company entered into a stock repurchase agreement (“Stock Repurchase Agreement”) with Coatue US 70 LLC and Coatue Growth Fund IV LP (collectively, “Coatue”). Pursuant to the Stock Repurchase Agreement, immediately prior to the completion of the Company’s initial public offering (the "IPO"), the Company repurchased shares of Series E preferred stock from Coatue US 70 LLC for an aggregate purchase price of $50.0 million (“Series E Repurchase”). The closing of the IPO was not conditioned upon the completion of the Series E Repurchase. Concurrently with the Stock Repurchase Agreement, the Company entered into a participation letter with Coatue, pursuant to which Coatue had the right, but not the obligation, to purchase from the Company at the IPO price an aggregate number of shares of Class A common stock in the Company’s IPO up to 5% of the shares of Class A common stock offered in the IPO. Additionally, Coatue voluntarily converted all of its remaining shares of Series E preferred stock into shares of Class B common stock immediately prior to the completion of the IPO and consented to convert and reclassify its shares of Series D Preferred Stock into shares of Class B common stock effective immediately prior to the completion of the IPO.
During the first quarter of 2025, the Company recorded a deemed contribution of $104.2 million upon the extinguishment of Series D and E Preferred Stock charged to additional paid in capital in the unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit).
Net Income Per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of redeemable convertible preferred stock to be participating securities as the holders of such stock are entitled to receive non-cumulative dividends on an as-converted basis, in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the Company’s redeemable convertible preferred stock do not have a contractual obligation to share in the losses of the Company. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights.
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. If the Company has reported net losses for a period presented, potentially dilutive securities for that period is antidilutive and, accordingly, basic net loss per share equals diluted net loss per share.

Recent Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU results in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027 with early adoption permitted. The Company does not expect a material impact on its financial statements and related disclosures.
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
In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The ASU intends to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options, providing clarifying guidance on how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishments guidance. The new standard is effective for the Company for the annual period beginning after December 15, 2025. The Company does not expect a material impact on its financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion). The new standard is effective for the Company for the annual period beginning after December 15, 2026. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
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
There were no transfers into or out of Level 3 securities during the three months ended March 31, 2026 and the year ended December 31, 2025.
As of March 31, 2026 and December 31, 2025, cash equivalents and marketable securities and the fair value hierarchy level consisted of the following (in thousands):

		March 31, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$135,158	$—	$—	$135,158
Commercial paper	Level 2	12,491	—	(1)	12,490
Total cash equivalents		147,649	—	(1)	147,648
Marketable securities:
Commercial paper	Level 2	99,379	2	(40)	99,341
U.S. treasury securities	Level 1	5,458	—	—	5,458
Agency bonds	Level 2	20,298	—	(33)	20,265
Corporate bonds	Level 2	4,137	—	(5)	4,132
Total short-term marketable securities		129,272	2	(78)	129,196
Agency bonds	Level 2	80,183	—	(231)	79,952
Corporate bonds	Level 2	9,857	—	(40)	9,817
Total long-term marketable securities		90,040	—	(271)	89,769
Total assets		$366,961	$2	$(350)	$366,613

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$167,569	$—	$—	$167,569
Total cash equivalents		167,569	—	—	167,569
Marketable securities:
Commercial paper	Level 2	105,824	56	—	105,880
U.S. treasury securities	Level 1	30,882	11	—	30,893
Agency bonds	Level 2	14,999	—	(14)	14,985
Corporate bonds	Level 2	4,108	1	—	4,109
Total short-term marketable securities		155,813	68	(14)	155,867
Agency bonds	Level 2	103,380	19	(100)	103,299
Corporate bonds	Level 2	9,866	7	—	9,873
Total long-term marketable securities		113,246	26	(100)	113,172
Total assets		$436,628	$94	$(114)	$436,608

As of March 31, 2026 and December 31, 2025 the contractual maturities of the marketable securities were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Total Fair Value	Amortized Cost	Total Fair Value
Less than one year	$129,272	$129,196	$155,813	$155,867
Due in 1-5 years	90,040	89,769	113,246	113,172
Total	$219,312	$218,965	$269,059	$269,039
The Company does not intend to sell the marketable securities, and it is not more likely than not that the Company will be required to sell the marketable securities before recovery of their amortized cost basis, which may be at maturity.
For the three months ended March 31, 2026 and 2025 interest income earned from cash and cash equivalents and marketable securities included in other income, net in the unaudited condensed consolidated statements of operations and comprehensive income, was composed of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$2,639	$2,878
Marketable securities	1,311	1,987
Total	$3,950	$4,865
4.    Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 was composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Deferred inventory costs	$21,852	$19,595
Other prepaid expenses	18,533	18,196
Prepaid marketing expenses	12,811	12,736
Other current assets	7,396	6,474
Total prepaid expenses and other current assets	$60,592	$57,001
Deferred inventory costs for members are amortized ratably over the membership subscription period. The amortization cost for the three months ended March 31, 2026 and 2025 were $11.2 million and $7.4 million, respectively. These amortization costs are included in cost of revenue in the unaudited condensed consolidated statements of operations and comprehensive income.
Inventory
Inventory as of March 31, 2026 and December 31, 2025 was composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$5,953	$6,560
Work in process	56	116
Finished goods	8,158	8,960
Total inventory	$14,167	$15,636

As of March 31, 2026 and December 31, 2025 inventory primarily consisted of the Company’s Enso device that have not been shipped to members.
Property, Equipment, and Software, Net
Property, equipment, and software, net as of March 31, 2026 and December 31, 2025 was composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Capitalized internal-use software	$24,202	$22,485
Computers software and equipment	4,530	4,879
Furniture and fixtures	771	688
Machinery and equipment	2,015	2,015
Leasehold improvements	203	203
Total	31,721	30,270
Accumulated depreciation and amortization	(20,371)	(19,780)
Property, equipment and software, net	$11,350	$10,490
During the three months ended March 31, 2026 and 2025 depreciation expense was $0.3 million for both the three month periods. During the three months ended March 31, 2026 and 2025 the Company capitalized internal-use software costs of $1.4 million (including $0.3 million in stock-based compensation expense) and $0.7 million, respectively, and incurred amortization expense of $0.7 million and $0.8 million, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025 was composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued employee related costs	$7,321	$9,259
Accrued employee stock purchase plan liability	5,933	2,203
Accrued commissions	23,753	20,856
Accrued taxes payable	8,823	6,168
Accrued client refunds	9,451	6,295
Accrued other	14,195	12,550
Total accounts payable and accrued liabilities	$69,476	$57,331

5.    Goodwill and Intangible Assets
During the three months ended March 31, 2026, there were no changes to the carrying amount of goodwill of $64.1 million.
Intangible assets, net as of March 31, 2026 and December 31, 2025 were as follows (in thousands, except years):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$4,072	$(2,104)	$1,968	2.7
Tradenames	642	(323)	319	5.1
Total	$4,714	$(2,427)	$2,287

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$4,072	$(1,895)	$2,177	2.9
Tradenames	642	(307)	335	5.3
Total	$4,714	$(2,202)	$2,512
The useful lives of developed technology generally is between three to eight years and trade names generally is over ten years. Amortization expense for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.2 million, respectively.
As of March 31, 2026, future amortization expense related to the intangible assets was estimated as follows (in thousands):

2026 (remainder)	$673
2027	898
2028	422
2029	216
2030	64
Thereafter	14
Total	$2,287
6.    Commitments and Contingencies
Legal and Tax Matters
As of March 31, 2026 and December 31, 2025 the Company is not subject to any pending or threatened litigation, individually or in the aggregate, for which it is reasonably possible to have a material effect on its unaudited condensed consolidated financial position or results of operations. In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Based on the Company’s evaluation under ASC 450, Contingencies, a reserve is established for the estimated liability related to these taxes as and when the amounts are considered probable. For taxes that are reasonably possible, such an estimate cannot be made.

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
Leases
The Company leases office spaces under non-cancelable operating lease agreements. These leases have remaining lease terms of approximately one to three years, which represent the non-cancellable periods of the leases. Lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as variable payments for common area maintenance and administrative services. Variable lease costs were immaterial for the three months ended March 31, 2026 and 2025. The Company has also received certain incentives from landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
As of March 31, 2026, remaining future minimum lease payment obligations under the Company’s noncancellable operating leases were as follows (in thousands):

2026 (remainder)	$3,555
2027	3,541
2028	305
2029	312
2030	265
Thereafter	—
Total lease payments	7,978
Less: imputed interest	(1,009)
Present value of lease liabilities	$6,969
Classified as:
Lease liabilities - current	$4,234
Lease liabilities - noncurrent	2,735
Total lease liability	$6,969
7.    Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock (“Preferred Stock”) outstanding as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands, except share amounts):

Preferred Stock	Authorized Shares	Issued and Outstanding Shares	Net Value	Liquidation Preference
Series E	4,330,341	2,581,837	$199,874	$200,000

The holders of the Series E preferred stock have the following rights, preferences and privileges as of March 31, 2026:
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
Right to Receive Liquidation Distribution—In the event of the Company’s liquidation, dissolution, or winding up, the holders of shares of the Series E preferred stock will be entitled to receive out of the net assets legally available for distribution to stockholders, after the payment of all of the Company’s debts and other liabilities, prior and in preference to any distribution of any assets to holders of the Company’s common stock, an amount of $77.46420 per share for each then outstanding share of Series E preferred stock plus any declared but unpaid dividends on such shares, which amount is equal to $200.0 million as of March 31, 2026. In order to waive any distribution of proceeds in the event of the Company’s liquidation, dissolution, or winding up, the holders of the Series E preferred stock must provide their written consent or affirmative vote.
Redemption—The Series E preferred stock is not mandatorily redeemable.
Fully Paid and Non-Assessable—All of the outstanding shares of the Series E preferred stock are fully paid and non-assessable.
8.    Common Stock, Equity Incentive Plans and Stock-Based Compensation
Common Stock
In May 2025, prior to the completion of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorized a total of 1,000,000,000 shares of Class A common stock, 120,000,000 shares of Class B common stock, 4,330,341 shares of Series E preferred stock, and 100,000,000 shares of undesignated preferred stock. The amended and restated certificate of incorporation provided for the Common Stock and Series E Preferred Stock Reclassification and the Preferred Stock Reclassification. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of Class B common stock is entitled to fifteen votes per share and is convertible into one share of Class A common stock at any time. The Company’s Class B common stock also will automatically convert into shares of Class A common stock upon certain transfers and other events.

On November 10, 2025, the Company's board of directors approved a share repurchase program with authorization to purchase up to $250 million of our Class A Common Stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at the Company's discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A Common Stock, and may be modified, suspended, or terminated at any time at the discretion of the Company's board of directors. The Company expects to fund repurchases with existing cash and cash equivalents and from cash from operations. During the first quarter of 2026, the Company repurchased and cancelled 2,453,512 Class A common shares for $105.8 million (including accrued excise tax payable of $0.8 million) and has $80.0 million available to repurchase under the program. The Company's policy is to record the repurchase to additional paid-in capital in the unaudited condensed consolidated balance sheets.
2025 Incentive Award Plan
In March 2025, the Company’s board of directors adopted, and the stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”). The 2025 Plan became effective on the business day immediately prior to the date of effectiveness of the registration statement on Form S-1 relating to the Company's IPO (the “IPO Registration Statement”), and is the successor to and continuation of the 2017 Plan. Stock options and restricted stock units granted generally vest over four years. As of March 31, 2026, there were 16,957,740 shares of Class A available to be issued under the 2025 Plan.
2025 Employee Purchase Plan
In March 2025, the Company’s board of directors adopted, and the stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and became effective on the business day immediately prior to the date of effectiveness of the IPO Registration Statement. The ESPP is designed to enable eligible employees to purchase shares of the Company's Class A common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP is for one year and consists of two six-month purchase periods, except for the first purchase period post-IPO. The purchase price for shares of Class A common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s Class A common stock on the first day of the applicable offering period and the fair market value of the Company’s Class A common stock on the last day of each purchase period. As of March 31, 2026, there were 2,891,007 shares of Class A common stock available to be issued under the Employee Stock Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense for the three months ended March 31, 2026, and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$837	$—
Research and development	3,433	—
Sales and marketing	4,004	—
General and administrative	3,418	7
Total stock-based compensation expense	$11,692	$7

Restricted Stock Units and Performance-Based Restricted Stock Units
The following is a summary of the Company’s RSU and PRSU activity during the three months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value (per share)	Number of Performance-Based Restricted Stock Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of December 31, 2025	5,043,604	$32.01	5,693,602	$21.84
Granted	170,030	32.29	—	—
Vested	(481,782)	29.59	(25,850)	42.73
Forfeited	(299,145)	31.23	—	—
Outstanding as of March 31, 2026	4,432,707	32.35	5,667,752	21.74
As of March 31, 2026 the Company had $79.4 million of unrecognized stock-based compensation expense related to RSUs that will be recognized over the weighted average period of 0.9 years.
The intrinsic value of the RSUs was $170.9 million as of March 31, 2026.
As of March 31, 2026 the Company had $0.1 million of unrecognized stock-based compensation expense related to PRSUs that will be recognized over the weighted average period of 0.8 years.
The intrinsic value of the PRSUs was $218.5 million as of March 31, 2026.
Stock Options
Stock options granted under the 2017 Plan generally expire within ten years from the date of grant, generally vest over four years and are exercisable for shares of the Company’s common stock. The Company has not issued stock options since March 31, 2021. A summary of the stock options and changes during the three months ended March 31, 2026 are presented below:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2025	1,363,995	$1.64	3.4	$61,121
Options exercised	(278,735)	1.45
Options forfeited	(511)	0.80
Balances at March 31, 2026	1,084,749	$1.68	3.4	$40,002
Options exercisable at March 31, 2026	1,084,749	$1.68	3.4	$40,002
Options vested at March 31, 2026	1,084,749	$1.68	3.4	$40,002
The fair value of the options were expensed over the vesting period, on a straight-line basis, as the services are being provided. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the fair value of the Company’s common stock. The total intrinsic values of options exercised during the three months ended March 31, 2026 was $10.3 million.

Employee Stock Purchase Plan
The fair value of each ESPP share is estimated on the enrollment date of the most recent offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

	March 31, 2026
	Six Months	1 Year
Risk-free interest rate	3.7%	3.6%
Expected volatility	71.0%	71.0%
Expected term (in years)	0.5	1.0
Expected dividend rate	0%	0%
The Company has two open enrollment periods under ESPP. The first enrollment period started from the date of the IPO, May 22, 2025 and the second enrollment period started on November 17, 2025. The fair value of stock purchase rights granted during the 6-month and 12-month period for the first enrollment period was $11.65 per share and $13.60 per share, respectively. The fair value of the stock purchase rights granted during the 6-month and 12-month periods for the second offering period was $15.71 per share and $18.33 per share, respectively. As of March 31, 2026, the Company had $1.5 million of unrecognized compensation expense related to the ESPP that will be recognized over a weighted average period of 0.3 years.
9.    Income Taxes
The Company calculates income tax expense (benefit) in interim periods by applying an estimated annual effective tax rate ("AETR") to income before income taxes and recognizing the tax effects of discrete items in the period in which they occur.
For both the three months ended March 31, 2026 and March 31, 2025, the Company's income tax provision includes federal, state, and foreign income tax components. The federal provision reflects limitations on the utilization of net operating loss carryforwards and tax credits under applicable tax law. The Company continues to maintain a full valuation allowance against its U.S. federal and state net deferred tax assets.
10.    Net Income Per Share
The Company computes net income per share utilizing the two-class method required for participating securities. The two-class method determines net income per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed income. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting. As a result, the basic and diluted net income per share for all shares of Class A common stock and Class B common stock are the same and therefore presented on a combined basis.

The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$35,128	$17,139
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment (1)	—	104,174
Income attributable to participating securities	(1,117)	—
Net income attributable to common stockholders	$34,011	$121,313
Denominator:
Weighted-average number of shares used in computing net income per share attributable to common stockholders, basic	78,619	15,332
Weighted-average number of shares used in computing net income per share attributable to common stockholders, diluted	82,394	92,746
Net income per share attributable to common stockholders, basic	$0.43	$7.91
Net income per share attributable to common stockholders, diluted	$0.41	$1.31
(1)As discussed in Note 2, Summary of Significant Accounting Policies- Redeemable Convertible Preferred Stock, the Company has concluded that transactions contemplated by the Stock Repurchase Agreement with Coatue resulted in a modification which should be accounted as an extinguishment transaction. This extinguishment was treated as a deemed contribution for the purpose of calculating net income attributable to common stockholders.
11.    Related Party Transactions
The Company engaged the law firm of Perkins Coie LLP for various legal services. Fees incurred for services provided by Perkins Coie LLP for the three months ended March 31, 2026 were $0.3 million, and $0.9 million were included in accounts payable and accrued liabilities included in the unaudited condensed consolidated balance sheets. Fees incurred for services provided by Perkins Coie LLP for the three months ended March 31, 2025 were $0.5 million, and $0.4 million were included in accounts payable and accrued liabilities included in the unaudited condensed consolidated balance sheets. A sibling of Daniel Perez, the Company's Chief Executive Officer and Director, was previously a partner with Perkins Coie LLP. The Company's Board of Directors believes that the terms of Perkins Coie LLP’s representation are no less favorable to the Company than those that could be obtained from an unrelated third party.
In February 2026, Mr. Perez's sibling joined the law firm of Morrison & Foerster LLP as a partner. From time to time the Company engages Morrison & Foerster LLP for various legal services. Fees incurred during the three months ended March 31, 2026 were de minimis for services provided by Morrison & Foerster LLP. The Company's Board of Directors believes that the terms of Morrison & Foerster LLP’s representation are no less favorable to the Company than those that could be obtained from an unrelated third party.
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
The CODM uses consolidated net income as the measure of profit or loss in order to identify underlying trends in the performance of the business and to allocate resources and assess performance. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. Consolidated financial forecasts and budget to actual results are also used by the CODM to assess performance and allocate resources, make strategic decisions related to headcount and incur capital expenditures.
The CODM reviews total assets as reported on the unaudited condensed consolidated balance sheets. The CODM does not review segment assets at a level other than that presented in the Company’s unaudited condensed consolidated balance sheets.

The table below presents the Company’s unaudited condensed consolidated net income including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$182,307	$123,825
Less (add):
Acquisition and other expenses (1)	694	1,631
Stock-based compensation expense (2)	11,692	7
Other segment income (3)	(1,350)	(3,821)
Cost of revenue (excluding 1,2,3)	26,907	23,411
Research and development (excluding 1,2,3)	25,539	22,042
Sales and marketing (excluding 1,2,3)	64,389	46,716
General and administrative (excluding 1,2,3)	19,308	16,700
Net income	$35,128	$17,139
_____________________________________
(3)Other segment income includes other income, net, employer taxes related to stock-based compensation expense, amortization of intangible assets and provision for income taxes.
The Company currently sells its subscriptions to its customers and generates substantially all of its revenue in the United States.
Long-lived assets are composed of intangible assets, property, equipment and software, net and right-of-use assets. Long-lived assets by geographical location are as follows (in thousands):

	March 31,	December 31,
	2026	2025
United States	$18,801	$18,679
Outside the United States	792	1,184
Total long-lived assets	$19,593	$19,863

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties and our actual results, events or circumstances could differ materially from those described in forward-looking statements. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “our company,” and “Hinge Health” refer to Hinge Health, Inc. and its consolidated subsidiaries, and references to our “common stock” include our Class A common stock and Class B common stock. Our fiscal year ends on December 31.
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
We believe that we grow efficiently because of our scalable, repeatable go-to-market model. We sell through our direct sales force and our partners. Once we contract with a client, we are most often the sole digital MSK care provider offered to their contracted lives for an average contract term of three years. For the term of each contract, we are able to enroll, engage, and re-engage the client’s eligible lives, driving a recurring, repeatable revenue model. As of March 31, 2026, we had over 60 partners. Our partners include the five largest national health plans by self-insured lives, and the top three PBMs by market share.
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

Our Business Model
Go-to-Market Motion—Revenue Generation Process
We have rapidly grown our client base, expanding to 2,849 clients as of March 31, 2026 compared to 2,311 clients as of March 31, 2025. This expansion has given us access to an increased number of contracted lives, which was 25 million as of December 31, 2025. There are two ways we increase our contracted lives: through new client additions and through accessing additional contracted lives within a current client.
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
Depending on a client’s needs, we have the ability to contract directly or through one of our many partners. Similarly, we are able to invoice a client directly or submit via claims through a client’s health plan. If a client chooses to pay via claims through a health plan, the cost typically comes directly out of their medical budget for the year and is embedded in their medical costs, rather than a separate discretionary budget. Allocation of the spend on Hinge Health to the client’s existing healthcare budget enables faster implementation as it avoids a potentially lengthy approval process. Our agreements with partners help us simplify contracting and implementation with clients. In the first quarter of 2026 and in 2025, the vast majority of our contracts were completed via our partners, negating the need for many clients to contract directly with us since many clients can leverage existing contracts through our partners. This is a significant strategic advantage for us as it enables implementation and launch of our platform as quickly as a few weeks after entering into a contract. As a result, most implementations are completed in a 40-100 day period.
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
These innovations include TrueMotion, our proprietary AI-powered motion tracking technology, Enso, our FDA-cleared, wearable device for lasting pain relief, and HingeConnect, our proprietary AI-driven database for real-time care interventions and external provider coordination. We also launched specialized care for women’s pelvic health and a fall prevention program to help adults aged 65 and older improve their physical abilities. In 2025, we launched HingeSelect, our high performance in-person provider network for MSK care. All of our programs are available for use from a single application, with members having the ability to treat multiple indications at once.
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
Successful Management of Changes to Macroeconomic Conditions
We believe our business is resilient even in difficult macroeconomic conditions given our focus on delivering positive outcomes for our members and ROI for our clients. In tougher economic periods, our business continued to see substantial growth as cost management became an even higher priority for clients. While we are monitoring the impact of evolving macroeconomic conditions, including tariffs and trade policy developments, on our business and our clients, we believe our value proposition as a cost-reducing healthcare solution remains strong. Our cost base is mostly variable, and we maintain strong operational focus with efficiency improvement targets for every function within the company.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business. We present members and LTM average eligible lives on an annual basis as these metrics may create an inaccurate picture of our business on a quarterly basis primarily due to timing of launches and member enrollments in a given period. We present clients and LTM calculated billings on a quarterly basis.

	March 31,	March 31,
	2026	2025
Clients	2,849	2,311
LTM calculated billings (in thousands)	$769,888	$506,979

	December 31,	December 31,
	2025	2024
Members	782,890	532,326
LTM average eligible lives (in thousands)	20,105	15,747
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
Other Income, Net
Other income, net consists primarily of interest income earned from our cash, cash equivalents, and marketable securities held in interest-bearing accounts.
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$182,307	$123,825
Cost of revenue (1)	28,074	23,592
Gross profit	154,233	100,233
Operating expenses:
Research and development (1)	30,338	23,499
Sales and marketing (1)	68,802	46,716
General and administrative (1)	23,024	16,881
Total operating expenses	122,164	87,096
Income from operations	32,069	13,137
Other income:
Other income, net	3,873	5,000
Net income before income taxes	35,942	18,137
Provision for income taxes	814	998
Net income	$35,128	$17,139

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$837	$—
Research and development	3,433	—
Sales and marketing	4,004	—
General and administrative	3,418	7
Total stock-based compensation expense	$11,692	$7

	Three Months Ended March 31,
	2026	2025
	(as percentage of revenue)
Revenue	100%	100%
Cost of revenue	15%	19%
Gross profit	85%	81%
Operating expenses:
Research and development	17%	19%
Sales and marketing	38%	38%
General and administrative	13%	13%
Total operating expenses	68%	70%
Income from operations	17%	11%
Other income:
Other income, net	2%	4%
Net income before income taxes	19%	15%
Provision for income taxes	—%	1%
Net income	19%	14%
Note: Totals of percentage of revenue may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$182,307	$123,825	$58,482	47%
Revenue for the three months ended March 31, 2026 increased by $58.5 million, or 47%, compared to the three months ended March 31, 2025. The increase was primarily due to revenue growth from existing clients. Due to the timing of our sales cycle, revenue from new clients contracted in a given year is largely recognized in the following year. As such, the majority of our revenue growth during the three months ended March 31, 2026 came from existing clients that were contracted in 2025 or prior. The increase within existing clients was the result of retaining members within, and adding more members to, our existing client base.

Cost of Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$28,074	$23,592	$4,482	19%
Cost of revenue for the three months ended March 31, 2026 increased by $4.5 million, or 19%, compared to the three months ended March 31, 2025. The increase was due to an increase of $3.7 million in inventory costs, $1.0 million in hosting costs and $0.8 million in stock-based compensation expense, partially offset by a decrease of $1.4 million in personnel-related costs.
Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Gross profit	$154,233	$100,233	$54,000	54%
Gross margin	85%	81%
Gross margin for the three months ended March 31, 2026 increased by four percentage points compared to the three months ended March 31, 2025. The increase was primarily due to an increase in efficiencies related to our care team and supply chain operations.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$30,338	$23,499	$6,839	29%
Research and development expenses for the three months ended March 31, 2026 increased by $6.8 million, or 29%, compared to the three months ended March 31, 2025. The increase was primarily due to an increase of $3.4 million in stock-based compensation expense. In addition, there was an increase of $1.5 million in professional service costs, $1.0 million in information technology costs and $0.7 million in employer payroll tax expense related to stock-based compensation expense.
Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$68,802	$46,716	$22,086	47%
Sales and marketing expenses for the three months ended March 31, 2026 increased by $22.1 million, or 47%, compared to the three months ended March 31, 2025. The increase was primarily due to an increase of $6.6 million in commissions, $6.2 million in marketing and promotion costs, and $4.0 million in stock-based compensation expense. In addition, there was an increase of $3.9 million in personnel-related costs, and $0.4 million in employer payroll tax expense related to stock-based compensation expense.

General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$23,024	$16,881	$6,143	36%
General and administrative expenses for the three months ended March 31, 2026 increased by $6.1 million, or 36%, compared to the three months ended March 31, 2025. The increase was primarily due to an increase of $3.4 million in stock-based compensation expense. In addition, there was an increase of $1.0 million in compliance related costs, $0.8 million in personnel-related costs, and $0.3 million in employer payroll tax expense related to stock-based compensation expense.
Other Income, Net

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$3,873	$5,000	$(1,127)	(23)%
Other income, net for the three months ended March 31, 2026 decreased $1.1 million, compared to the three months ended March 31, 2025. The decrease was primarily due to lower cash, cash equivalents, and marketable securities balances held in interest-bearing accounts, which resulted in less interest income during the period.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$814	$998	$(184)	(18)%
Provision for income taxes for the three months ended March 31, 2026, decreased by $0.2 million, or 18%, compared to the three months ended March 31, 2025. The decrease was primarily due to a lower estimated annual effective tax rate, reflecting a forecasted increase in tax deductions, including stock-based compensation, the full expensing of research and experimental expenditures as a result of the enactment of the One Big Beautiful Bill Act in July 2025, and the continued amortization of previously capitalized research expenditures, relative to forecasted pre-tax income. The provision for income taxes during the three months ended March 31, 2026 and 2025 includes federal, state, and foreign income tax components.
Non-GAAP Financial Measures
In addition to our results prepared in accordance with GAAP, we believe the following non-GAAP financial measures, including non-GAAP gross profit and gross margin, non-GAAP income from operations and operating margin, and free cash flow and free cash flow margin included in this Quarterly Report, provide users of our financial information with additional useful information in evaluating our performance and liquidity and allows them to more readily compare our results across periods without the effect of non-cash and other items as detailed below. Additionally, our management and board of directors use our non-GAAP financial measures to evaluate our performance and liquidity, identify trends and make strategic decisions.
There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. Our non-GAAP financial measures should not be considered in isolation or as alternatives to gross profit, gross margin, income from operations, net cash provided by (used in) operating activities or any other measure of financial performance calculated and presented in accordance with GAAP.

Non-GAAP Gross Profit and Gross Margin
We define non-GAAP gross profit as gross profit presented in accordance with GAAP, adjusted to exclude non-cash, non-operational and non-recurring items, including stock-based compensation expense, employer payroll tax expense related to stock-based compensation, and amortization of intangible assets. We define non-GAAP gross margin as non-GAAP gross profit divided by revenue.
The principal limitation of non-GAAP gross profit and non-GAAP gross margin is that they exclude significant expenses that are required by GAAP to be recorded in our unaudited condensed consolidated financial statements, including non-cash expenses, and the impact of non-recurring charges that we do not consider to be indicative of our ongoing core operations.
The following table provides a reconciliation of non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
GAAP gross profit	$154,233	$100,233
GAAP gross margin	85%	81%
Non-GAAP adjustments:
Stock-based compensation expense (1)	837	—
Employer payroll tax expense related to stock-based compensation	105	—
Amortization of intangible assets	225	181
Non-GAAP gross profit	$155,400	$100,414
Non-GAAP gross margin	85%	81%
(1)For further stock-based compensation expense details, see the section titled “Non-GAAP Income From Operations and Operating Margin” below.
Non-GAAP Income From Operations and Operating Margin
We define non-GAAP income from operations as income from operations presented in accordance with GAAP, adjusted to exclude non-cash, non-operational and non-recurring items, including stock-based compensation expense, employer payroll tax expense related to stock-based compensation, amortization of intangible assets and acquisition-related expenses. We define non-GAAP operating margin as non-GAAP income from operations divided by revenue.
The principal limitation of non-GAAP income from operations and non-GAAP operating margin is that they exclude significant expenses that are required by GAAP to be recorded in our unaudited condensed consolidated financial statements, including non-cash expenses, and the impact of non-recurring charges that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP income from operations and operating margin to income from operations and operating margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
GAAP income from operations	$32,069	$13,137
GAAP operating margin	18%	11%
Non-GAAP adjustments:
Stock-based compensation expense (1)	11,692	7
Employer payroll tax expense related to stock-based compensation	1,484	—
Amortization of intangible assets	225	181
Acquisition-related expenses	694	1,631
Non-GAAP income from operations	$46,164	$14,956
Non-GAAP operating margin	25%	12%
(1)Stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$837	$—
Research and development	3,433	—
Sales and marketing	4,004	—
General and administrative	3,418	7
Total stock-based compensation expense	$11,692	$7
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by (used in) operating activities plus cash used for employer payroll taxes at IPO related to stock-based compensation less purchases of property, equipment and software (including capitalized internal-use software). We believe that free cash flow is a helpful indicator of liquidity that provides information to management and investors about the amount of cash generated or used by our operations that, after taking into account the employer payroll taxes paid as part of the vesting of shares at IPO as well as investments in property, equipment and software (including capitalized internal-use software), can be used for strategic initiatives, including investing in our business and strengthening our financial position. The principal limitation of free cash flow is that it does not represent the total increase or decrease in our cash balance for a given period. We define free cash flow margin as free cash flow divided by revenue.
The following table provides a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities and operating cash flow margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Net cash provided by operating activities	$43,083	$4,925
Operating cash flow margin	24%	4%
Less purchases of property, equipment and software (including capitalized internal use software)	(1,530)	(757)
Free cash flow	$41,553	$4,168
Free cash flow margin	23%	3%

Liquidity and Capital Resources
We have historically financed our operations primarily through net proceeds from the sale of our redeemable convertible preferred stock and payments received from our clients.
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $186.7 million, and marketable securities of $219.0 million. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Our marketable securities consist of U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. Our primary uses of cash are personnel-related, inventory and selling, marketing and related costs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$43,083	$4,925
Net cash provided by (used in) investing activities	48,081	(21,331)
Net cash (used in) provided by financing activities	(112,848)	4,104
Operating Activities
Net cash provided by operating activities was $43.1 million for the three months ended March 31, 2026. This primarily related to our net income of $35.1 million adjusted for non-cash charges of $30.1 million and offset by net cash outflows of $22.2 million due to changes in operating assets and liabilities. The change in operating assets and liabilities was driven by an increase in accounts receivable of $48.9 million, an increase in deferred commissions of $20.6 million, an increase in prepaid expense and other current assets of $4.2 million, and a decrease in operating lease liabilities of $1.1 million, partially offset by an increase in deferred revenue of $39.9 million, an increase in accounts payable and accrued liabilities of $11.2 million, and a decrease in inventory of $1.5 million. The changes were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.
Net cash provided by operating activities was $4.9 million for the three months ended March 31, 2025. This primarily related to our net income of $17.1 million and net cash outflows of $24.5 million due to changes in operating assets and liabilities, adjusted for non-cash charges of $12.3 million. The change in operating assets and liabilities was driven by an increase in accounts receivable of $34.3 million, an increase in deferred commissions of $10.6 million, and an increase in inventory of $1.9 million, partially offset by an increase in accounts payable and accrued liabilities of $15.7 million and a decrease in prepaid expenses of $8.1 million. The changes were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.
Investing Activities
Net cash provided by investing activities was $48.1 million for the three months ended March 31, 2026, driven by net maturities of marketable securities of $49.6 million, partially offset by $1.5 million used for purchases of property, equipment and capitalized internal-use software.
Net cash used in investing activities was $21.3 million for the three months ended March 31, 2025, driven by net purchases from marketable securities of $16.6 million, $4.0 million used to purchase a business and $0.8 million used for purchases of property, equipment and capitalized internal-use software.

Financing Activities
Net cash used in financing activities was $112.8 million for the three months ended March 31, 2026, consisting of $105.0 million related to the share repurchase program described below, and $8.2 million used for employee taxes related to the net settlement of RSUs and PRSUs, partially offset by $0.4 million in proceeds from the exercise of employee stock options.
Net cash provided by financing activities was $4.1 million for the three months ended March 31, 2025, consisting of $5.0 million of proceeds from the repayment of non-recourse loans related to restricted stock awards and the exercise of employee stock options, partially offset by $0.9 million paid for deferred offering costs related to our IPO.
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
Lease Obligations
We enter into various non-cancellable lease agreements for certain office space in the normal course of business. Our non-cancellable lease obligations as of March 31, 2026 were $7.0 million, of which $4.2 million is payable within 12 months.
Other Contractual Obligations
We enter into various non-cancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of March 31, 2026 and December 31, 2025 were not material for disclosure purposes.
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

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.
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
Interest Rate Risk
As of March 31, 2026, we had $186.7 million in cash and cash equivalents and $219.0 million of marketable securities. Our cash, cash equivalents, and marketable securities consist of cash held in readily available checking, money market accounts, U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. As of March 31, 2026, we did not hold any financial instruments for trading or speculative purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The effect of a hypothetical 10% change in interest rates would have a $0.9 million impact on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2026.
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

We report gains and losses from foreign currency transactions in other income in the statement of operations. The impact of foreign currency costs on our operations has been immaterial for all periods presented, but we may experience material foreign exchange gains or losses in the future. As of March 31, 2026, a 10% increase or decrease in current exchange rates would not have a material impact on our unaudited condensed consolidated financial statements.
Item 4. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, before making a decision to invest in our Class A common stock. If any of the risks occur, our business, results of operations, and financial condition could be materially adversely affected. In that event, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. Furthermore, additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and materially adversely affect our business, results of operations, and financial condition.
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
While we have experienced revenue growth over recent periods, we may not be able to sustain or increase our growth or maintain profitability in the future. We incurred a net loss of $528.3 million and $11.9 million for the years ended December 31, 2025 and 2024, respectively. We generated net income of $35.1 million and $17.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.01 billion. While we have achieved net income on a quarterly basis in certain periods, we have incurred net losses on an annual basis since our inception. We expect our costs will continue to increase in the foreseeable future as we expect to invest additional funds to grow our business, maintain and increase our members and clients, expand our engagement with partners, hire additional employees, including our care team, develop new programs and enhance our platform. We may not be able to sustain our growth or achieve or maintain profitability in the future. Our efforts to maintain and increase our client base and our members may be more challenging than we anticipate, and we may not be able to maintain the historical growth rate of our client base and our members. Our efforts to grow our business may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Our limited operating history may make it difficult to evaluate our current business and our future prospects.
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
Further, while we sometimes offer a flat annual fee per member for our platform, many client agreements reflect engagement-based or milestone-based payments. Accordingly, there is a risk that we may not be able to monetize engagement by members in the manner we predict or expect based on this pricing model. In addition, we recently implemented an alternative engagement-based pricing model based on member engagement, which may have results that are difficult to predict, and may result in decreased revenue from some clients. Additionally, since we recognize revenue ratably over the course of an annual subscription, any decreases in our sales to new clients or renewals of existing clients in any one period may not immediately be fully reflected as a decrease in revenue for that period, but would negatively affect our revenue in future quarters. This dynamic also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period. If we fail to match our past performance, if our quarterly performance fluctuates due to macroeconomic factors outside of our control, or if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our Class A common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenue and results of operations to fluctuate from quarter to quarter include:
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

In some cases, clients initially enter into an agreement with us to provide our platform and programs to their contracted lives, but, for a variety of possible reasons, contracted lives ultimately fail to engage with our platform and programs at the expected volume. Our forecasts may not accurately estimate engagement rates, the amount of member engagements, and other assumptions we rely on to anticipate expected growth for our business and revenue, including under our alternative engagement-based pricing model. Additionally, if we are unable to achieve the expected volume of members based on our engagement with clients, or are unable to do so in a timely manner and, as a result, contracted lives do not utilize our platform and programs, clients are unlikely to renew their agreement with us and we may not be able to generate future revenue from such clients, which may adversely impact our future business, results of operations, and financial condition. If we are unable to maintain and increase our existing members and member engagement, our revenue, business, results of operations, and financial condition could be adversely affected.
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
As of March 31, 2026, we had over 60 partners. Historically, a majority of our clients contracted with us through a limited number of large national or regional health plans and other partners who are large nationwide PBMs. Client contracts through our partners accounted for 84% and 76% of our revenue for the three months ended March 31, 2026 and March 31, 2025, respectively. For the three months ended March 31, 2026 and March 31, 2025 client contracts through each of our top three partners, which are all large national health plans, represented more than 10% of our revenue. For the three months ended March 31, 2026 and March 31, 2025 , client contracts through (i) Health Care Service Corporation (“HCSC”) accounted for 16.1% and 15.7%, of our revenue, respectively, (ii) Elevance Health, Inc., formerly known as Anthem, Inc. (“Elevance”), accounted for 13.4% and 13.4%, of our revenue, respectively, and (iii) Aetna Life Insurance Company (“Aetna”) accounted for 10.2% and 11.6%, of our revenue, respectively. These partners are not required to work with us on an exclusive basis. Additionally, we expect the distribution of revenue and our top three partners to change over time. If we are unable to establish, maintain, or grow these relationships over time or if the partners refer business to our competitors instead, we are likely to lose a portion of our clients and our business, results of operations, and financial condition will suffer. The loss of any of our key partners could impact the growth rate of our revenue, business, and results of operations as we work to obtain new partners or replacement relationships and to contract directly with affected clients or through another partner affiliated with affected clients. Additionally, if the financial terms of our agreements with key partners, particularly major health plans, become less favorable to us as they are renewed, our business, results of operations, and financial condition could be adversely affected.

Our partnership agreements generally have an average contract term of three years. As of March 31, 2026, none of our agreements with our top three partners were due to expire prior to 2027. Each of the agreements is terminable, however, by our partners for convenience, subject to a notice period. In addition, the agreements may be terminated for other reasons, which include material breach of the agreement or our insolvency. As a result, contracts with these partners may be terminated before their term expires, and our partners may seek to renegotiate the terms of their agreements before their term expires. If a partner were to terminate its contract with us, we would need to contract directly with affected clients or through another partner affiliated with affected clients, such as a PBM. In such an event, we may be required or may choose to expend resources in order to recontract with the client and such efforts could be costly, time-consuming, or ultimately unsuccessful. Our partnership agreements often include provisions for administrative or marketing fees payable to partners when we contract with a client through them. In our negotiations with health plan contracts, we may also agree to terms in favor of the health plans that could expose us to potentially high expenses or liabilities, including unfavorable indemnification clauses that promise to indemnify the plans if the use of our platform and programs does not qualify for “first-dollar” coverage due to legislative changes. See the risk factor titled “—Risks Related to Legal and Regulatory Matters—Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.”
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
As of March 31, 2026, we owned 26 issued patents and 61 pending patent applications in the United States as well as 14 pending PCT applications, 34 foreign issued patents and 61 pending foreign patent applications. Our patents issued in the United States begin expiring in July 2033, excluding any patent term adjustment. The patent positions of technology and virtual care companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach, and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the inventorship, validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may have or obtain patents relating to technologies that overlap or compete with our platform and programs. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

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
Since the beginning of 2021, after the end of the transition period following the departure of the United Kingdom (the “UK”) from the European Union, we are also subject to the UK General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a non-compliant company’s global annual revenue for the preceding financial year, whichever is greater, as well as other potentially divergent enforcement actions for certain violations. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
We also rely on software licensed from third parties in order to offer our platform and programs. These licenses are generally commercially available on varying terms. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our platform and programs until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Furthermore, our use of additional or alternative third-party software would require us to enter into license agreements with third parties, and integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our platform and programs, result in a failure of our platform and programs, and materially adversely affect our reputation as well as our business, results of operations, and financial condition.

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
As is typical for third-party administrators, we maintain insurance to cover compliance failures and/or failures to properly execute HingeSelect’s obligations. However, not all potential liabilities may be covered by insurance, insurers may dispute coverage, and the amount of our insurance may not be enough to cover the damages awarded or costs incurred in litigation. In addition, some types of damages, like punitive damages, may not be covered by insurance, and in some jurisdictions the coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability also may become unavailable or prohibitively expensive in the future.
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
Federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our future products under development or impact our ability to modify any products for which we have already obtained marketing authorizations on a timely basis. For example, in February 2024, the FDA issued a final rule to amend and replace the QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which became effective on February 2, 2026, established the Quality Management System Regulation (“QMSR”), which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule will impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR, or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, results of operations, and financial condition.
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
•general economic conditions in the United States, including macroeconomic factors such as interest rate increases, inflation, and recession concerns;
•other events or factors, including those resulting from war, pandemics, incidents of terrorism, or responses to these events; and
•the other factors described in this Quarterly Report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
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
Each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to 15 votes, and each share of our Series E preferred stock is entitled to 15 votes (the number of votes based on the number of shares of our Class B common stock into which such shares of our Series E preferred stock could initially be converted), except the shares of Series E preferred stock are not entitled to vote in connection with the election of directors. As of March 31, 2026, our Founders, their affiliates and stockholders who owned more than 5% of our outstanding capital stock and their respective affiliates held, in the aggregate, a substantial majority of the voting power of our outstanding capital stock. As directors, and as an officer in the case of Mr. Perez, Messrs. Perez and Mecklenburg owe a fiduciary duty to our stockholders to act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Perez and Mecklenburg are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally.

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
On November 10, 2025, our board of directors authorized the share repurchase program, under which we may repurchase up to $250.0 million of shares of our outstanding Class A common stock. As of March 31, 2026, we had completed $170.0 million of repurchases under the program. The actual timing and amount of any repurchases will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The share repurchase program could affect the trading price of our common stock, increase volatility, and any repurchases under the program could diminish our cash and cash equivalents and marketable securities available to fund working capital, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The share repurchase program may be suspended, terminated or modified at any time for any reason, and we cannot guarantee that the share repurchase program will be fully consummated, or that it will enhance long-term stockholder value.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
On November 10, 2025, the Company's board of directors approved a share repurchase program with authorization to purchase up to $250 million of its Class A Common Stock.
The following table presents information with respect to the Company's repurchase of common stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program ($ stated in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$184,972
February 1, 2026 - February 28, 2026	1,351,187	$40.70	1,351,187	$129,957
March 1, 2026 - March 31, 2026	1,102,325	$45.29	1,102,325	$80,006
	2,453,512	$42.76	2,453,512
(1)The average price paid per share excludes broker commissions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

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
_____________________________________
*The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not “filed” with the Securities and Exchange Commission, and shall not be incorporated by reference into any filing of Hinge Health, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINGE HEALTH, INC.
Date: May 7, 2026	By:	/s/ Daniel Perez
Daniel Perez Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2026	By:	/s/ James Budge
James Budge Chief Financial Officer (Principal Financial and Accounting Officer)