Form 10-Q
period 2026-06-30
Hinge Health, Inc.
filed 2026-08-06
CIK 1673743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2026, the registrant had 62,468,721 shares of Class A common stock, $0.00001 par value per share, and 18,225,696 shares of Class B common stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three months ended June 30, 2026 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our ability to attract and retain clients;
•our ability to attract, enroll, and retain members;
•our ability to attract and maintain relationships with partners;
•our ability to estimate the size of our target market;
•the demand for musculoskeletal (“MSK”) pain treatment and prevention solutions in general, and the demand for our platform in particular;
•our ability to enhance our platform and programs or develop new programs, capabilities, features, and products, including HingeSelect, our high-performance provider network for MSK care and our Migraine Care Program, offering rapid drug-free pain relief, personalized trigger management, and proactive prevention;
•our expectations regarding the acceptance of remote care;
•our ability to successfully develop, launch, and scale our Migraine Care Program, achieve clinical validation of such program, and drive adoption among employers and health plan partners;
•our ability to offer high-quality programs to our members;
•expectations regarding the performance of our AI-driven platform and the ability of technology and artificial intelligence (“AI”) to help deliver effective care;
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

•We are expanding into migraine care, a new therapeutic area for us, and our Migraine Care Program may not achieve the clinical outcomes, member engagement, or commercial success we anticipate.
•The FDA may modify its enforcement policies with respect to medical software products, and our programs may become subject to extensive regulatory requirements, which may increase the cost of conducting, or otherwise harm, our business.
•The price of our Class A common stock may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.
•The dual class structure of our common stock concentrates voting control with the holders of our Class B common stock, including Daniel Perez and Gabriel Mecklenburg (our “Founders”) and their affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
HINGE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$286,224	$207,995
Short-term marketable securities	103,167	155,867
Accounts receivable, net of allowance for credit losses of $6,706 and $6,092 as of June 30, 2026 and December 31, 2025, respectively	125,432	66,061
Deferred commissions	43,440	31,344
Inventory	16,769	15,636
Prepaid expenses and other current assets	68,321	57,001
Total current assets	643,353	533,904
Long-term marketable securities	84,742	113,172
Goodwill	64,096	64,096
Intangible assets, net	2,063	2,512
Property, equipment and software, net	12,745	10,490
Operating lease right-of-use assets	5,027	6,861
Other assets	15,372	13,726
Total assets	$827,398	$744,761
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$60,719	$57,331
Operating lease liabilities	4,254	4,223
Deferred revenue	416,466	300,855
Total current liabilities	481,439	362,409
Operating lease liabilities, noncurrent	1,631	3,816
Total liabilities	483,070	366,225
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value; 4,330,341 shares of Series E authorized as of June 30, 2026 and December 31, 2025; 0 shares and 2,581,837 shares of Series E preferred stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $0 and $200,000 as of June 30, 2026 and December 31, 2025, respectively	—	199,874
Stockholders’ equity:
Class A common stock, $0.00001 par value: 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 60,859,919 shares and 55,883,690 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.00001 par value: 120,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 19,340,869 shares and 23,287,614 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,316,870	1,229,678
Accumulated other comprehensive loss	(364)	(20)
Accumulated deficit	(972,178)	(1,050,996)
Total stockholders’ equity	344,328	178,662
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$827,398	$744,761
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$212,817	$139,098	$395,124	$262,923
Cost of revenue	28,868	41,335	56,942	64,927
Gross profit	183,949	97,763	338,182	197,996
Operating expenses:
Research and development	34,057	279,962	64,395	303,462
Sales and marketing	81,408	147,228	150,210	193,944
General and administrative	28,044	251,244	51,068	268,125
Total operating expenses	143,509	678,434	265,673	765,531
Income (loss) from operations	40,440	(580,671)	72,509	(567,535)
Other income:
Other income, net	3,990	4,694	7,863	9,695
Net income (loss) before income taxes	44,430	(575,977)	80,372	(557,840)
Provision for (benefit from) income taxes	740	(326)	1,554	672
Net income (loss)	$43,690	$(575,651)	$78,818	$(558,512)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	—	—	—	104,174
Income allocated to participating securities	(588)	—	(1,784)	—
Net income (loss) attributable to common stockholders	$43,102	$(575,651)	$77,034	$(454,338)
Net income (loss) attributable to common stockholders per share:
Basic	$0.55	$(13.10)	$0.98	$(15.05)
Diluted	$0.52	$(13.10)	$0.94	$(15.05)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	78,969	43,931	78,795	30,190
Diluted	83,424	43,931	82,344	30,190

Net income (loss)	$43,690	$(575,651)	$78,818	$(558,512)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of taxes	(16)	(44)	(344)	(102)
Comprehensive income (loss)	$43,674	$(575,695)	$78,474	$(558,614)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2026	2,581,837	$199,874	77,304,138	$—	$1,127,902	$(348)	$(1,015,868)	$111,686
Issuance of common stock upon exercise of options	—	—	205,890	—	270	—	—	270
Issuance of common stock in connection with the employee stock purchase plan	—	—	258,567	—	7,276	—	—	7,276
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock	—	—	554,920	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(223,405)	—	(11,499)	—	—	(11,499)
Repurchase and retirement of common stock	—	—	(481,159)	—	(26,449)	—	—	(26,449)
Conversion of Series E preferred shares to common stock	(2,581,837)	(199,874)	2,581,837	—	199,874	—	—	199,874
Stock-based compensation	—	—	—	—	19,496	—	—	19,496
Unrealized loss on marketable securities	—	—	—	—	—	(16)	—	(16)
Net income	—	—	—	—	—	—	43,690	43,690
Balances at June 30, 2026	—	$—	80,200,788	$—	$1,316,870	$(364)	$(972,178)	$344,328

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2025	48,150,146	$747,098	16,445,656	$—	$197,310	$10	$(505,596)	$(308,276)
Issuance of common stock upon exercise of options	—	—	120,657	—	159	—	—	159
Settlement of repurchase agreement	(4,983,533)	(200,694)	4,150,200	—	150,694	—	—	150,694
Conversion of redeemable convertible preferred stock to Class B common stock in connection with the initial public offering	(40,584,776)	(346,530)	40,584,776	—	346,530	—	—	346,530
Stock-based compensation expense	—	—	—	—	590,983	—	—	590,983
Issuance of Class A common stock pursuant to the initial public offering, net of issuance and offering costs	—	—	8,522,528	—	241,641	—	—	241,641
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock units	—	—	16,815,445	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(8,513,244)	—	(272,258)	—	—	(272,258)
Unrealized loss on marketable securities	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(575,651)	(575,651)
Balances at June 30, 2025	2,581,837	$199,874	78,126,018	$—	$1,255,059	$(34)	$(1,081,247)	$173,778
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	2,581,837	$199,874	79,171,304	$—	$1,229,678	$(20)	$(1,050,996)	$178,662
Issuance of common stock upon exercise of options	—	—	487,457	—	680	—	—	680
Issuance of common stock in connection with the employee stock purchase plan	—	—	258,567	—	7,276	—	—	7,276
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock	—	—	1,062,552	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(426,258)	—	(19,791)	—	—	(19,791)
Repurchase and retirement of common stock	—	—	(2,934,671)	—	(132,287)	—	—	(132,287)
Conversion of Series E preferred shares to common stock	(2,581,837)	(199,874)	2,581,837	—	199,874	—	—	199,874
Stock-based compensation	—	—	—	—	31,440	—	—	31,440
Unrealized loss on marketable securities	—	—	—	—	—	(344)	—	(344)
Net income	—	—	—	—	—	—	78,818	78,818
Balances at June 30, 2026	—	$—	80,200,788	$—	$1,316,870	$(364)	$(972,178)	$344,328

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	48,150,146	$851,272	16,379,906	$—	$88,097	$68	$(522,735)	$(434,570)
Issuance of common stock upon exercise of options	—	—	186,407	—	256	—	—	256
Proceeds from repayment of recourse loans for settlement of restricted units	—	—	—	—	4,935	—	—	4,935
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	—	(104,174)	—	—	104,174	—	—	104,174
Settlement of repurchase agreement	(4,983,533)	(200,694)	4,150,200	—	150,694	—	—	150,694
Conversion of redeemable convertible preferred stock to Class B common stock in connection with the initial public offering	(40,584,776)	(346,530)	40,584,776	—	346,530	—	—	346,530
Stock-based compensation expense	—	—	—	—	590,990	—	—	590,990
Issuance of Class A common stock pursuant to the initial public offering, net of issuance and offering costs	—	—	8,522,528	—	241,641	—	—	241,641
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock units	—	—	16,815,445	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(8,513,244)	—	(272,258)	—	—	(272,258)
Unrealized loss on marketable securities	—	—	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	—	—	(558,512)	(558,512)
Balances at June 30, 2025	2,581,837	$199,874	78,126,018	$—	$1,255,059	$(34)	$(1,081,247)	$173,778
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$78,818	$(558,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,234	2,646
Stock-based compensation	30,784	590,990
Amortization of deferred commissions	35,290	19,870
Accretion of discounts and amortization of premiums on marketable securities, net	704	326
Non-cash operating lease expense	1,834	1,688
Provision for credit losses	1,613	2,780
Deferred income taxes	13	96
Other	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(60,984)	(59,584)
Deferred commissions	(49,079)	(27,650)
Inventory	(1,132)	(3,114)
Prepaid expenses and other current assets	(11,320)	(6,609)
Other assets	(327)	(485)
Accounts payable and accrued liabilities	2,592	6,997
Operating lease liabilities	(2,154)	(1,792)
Deferred revenue	115,611	57,505
Net cash provided by operating activities	144,496	25,150
Investing activities:
Purchase of property and equipment	(206)	(248)
Capitalized internal use software	(3,178)	(2,336)
Purchases of marketable securities	(89,877)	(175,282)
Maturities of marketable securities	169,960	164,556
Acquisition of a business	—	(4,000)
Net cash provided by (used in) investing activities	76,699	(17,310)
Financing activities:
Proceeds from exercise of common stock options	680	256
Issuance of common stock in connection with the employee stock purchase plan	7,276	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	255,675
Repurchase and retirement of common stock	(131,491)	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	(19,791)	(272,258)
Payment on Repurchase Agreement with Coatue	—	(50,000)
Proceeds from repayment of non-recourse loans to employees	—	4,934
Payments for deferred offering costs	—	(10,061)
Net cash used in financing activities	(143,326)	(71,454)
Net increase (decrease) in cash, cash equivalents, and restricted cash	77,869	(63,614)
Cash, cash equivalents, and restricted cash, beginning of period	209,796	302,586
Cash, cash equivalents, and restricted cash, end of period	$287,665	$238,972

Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$286,224	$237,170
Restricted cash	1,441	1,802
Total cash, cash equivalents, and restricted cash	$287,665	$238,972

Supplemental cash flow information:
Cash paid for income taxes	$1,357	$199
Supplemental disclosures of noncash investing and financing activities:
Stock-based compensation capitalized in internal-use software	$656	$—
Unpaid deferred offering costs at period end	$—	$538
Right-of-use assets obtained in exchange for lease obligation	$—	$686
Conversion of redeemable convertible preferred stock for Coatue in connection with initial public offering	$—	$150,694
Conversion of redeemable convertible preferred stock for all other in connection with initial public offering	$—	$346,530
Conversion of redeemable convertible preferred stock Series E to common stock	$199,874	$—
Unpaid excise tax at the end of the period on repurchase and retirement of common stock included in additional-paid in capital	$796	$—
Adjustment to reflect deemed contribution from Series D and E redeemable convertible preferred stock extinguishment	$—	$104,174
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
As of June 30, 2026 and December 31, 2025, total assets of the VIE, all of which are current, were $7.2 million and $3.8 million, respectively, and total liabilities, all of which are current, were $1.4 million and $1.3 million, respectively, after the elimination of intercompany transaction balances.
All intercompany transactions and balances have been eliminated upon consolidation.
Any reference in these notes to applicable guidance is meant to refer to authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Significant Accounting Policies
There have been no material changes to the significant accounting policies of the Company during the three and six months ended June 30, 2026 as compared to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements. Significant items that require estimates include, but are not limited to, variable consideration to recognize revenue, inventory valuation, estimated credit losses, income taxes, capitalized internal-use software development costs, the period of benefit for deferred commissions, and accounting for stock-based compensation. Despite management's intention to establish accurate estimates and use reasonable assumptions, actual results may vary from management's estimates.
Emerging Growth Company Status
The Company is an emerging growth company, as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates to public and private companies until the earlier of the date that (i) the company is no longer an emerging growth company or (ii) the company affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company. Under currently applicable rules and regulations, based on the market value of its equity securities held by non-affiliates as of June 30, 2026, the Company expects to qualify as a large accelerated filer and to cease to be an emerging growth company as of December 31, 2026, after which it will be required to adopt new or revised accounting standards on the effective dates applicable to public companies.
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
The Company monitors accounts receivable for uncollectible accounts on an ongoing basis. No client represented greater than 10% of the Company’s accounts receivable as of June 30, 2026 and December 31, 2025. Additionally, no client represented greater than 10% of the Company’s revenue for the three and six months ended June 30, 2026 and 2025. For the purpose of assessing the concentration of credit risk for significant clients, the Company defines a client as a business or organization that purchases access to the Company’s platform directly from the Company or indirectly through one of the Company’s partners.
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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Accounts receivable, net as of June 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	June 30, 2026	December 31, 2025
Billed accounts receivable	$91,792	$51,037
Unbilled accounts receivable	40,346	21,116
Allowance for credit losses	(6,706)	(6,092)
Total accounts receivable, net	$125,432	$66,061
Allowances for credit losses are provided for those outstanding balances considered to be uncollectible based on the age of each outstanding invoice, historical collection history and the client’s expected ability to pay. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for credit losses.
Allowance for credit losses during the three and six months ended June 30, 2026 and 2025 were composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$5,957	$7,005	$6,092	$6,470
Provision for credit losses	1,613	1,894	1,613	2,780
Write-off for credit losses, net	(864)	(1,250)	(999)	(1,601)
Balance, end of period	$6,706	$7,649	$6,706	$7,649
Deferred Inventory Costs
Deferred inventory costs are primarily composed of the Company’s kits and Enso device, which are sent to members. The Company amortizes the costs associated with the kits and devices over the member subscription period, consistent with the transfer to the member of the service to which the kits and devices relate. These costs are amortized ratably over the member subscription period and are included in cost of revenue in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss). Deferred inventory costs as of June 30, 2026 and December 31, 2025 were $25.1 million and $19.6 million, respectively, which were recorded to prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.
Deferred Commissions
The Company has determined that certain sales incentives provided to the Company’s sales team and payments related to partnership agreements are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial sales transaction. When determining the economic life of the deferred commission assets recognized, the Company considers historical renewal rates, expectations of future client renewals of contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its clients. Deferred commissions are amortized over the 12-month member subscription period for partner commissions and estimated five-year client period of benefit for sales commissions and are included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of the activity of the Company’s deferred commission balances during the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$45,389	$25,519	$40,990	$24,078
Capitalized costs	28,477	17,020	49,081	27,651
Amortized costs	(19,085)	(10,680)	(35,290)	(19,870)
Balance, end of period	$54,781	$31,859	$54,781	$31,859
Classified as:
Deferred commissions - current	$43,440	$24,354	$43,440	$24,354
Other assets - noncurrent	11,341	7,505	11,341	7,505
Balance	$54,781	$31,859	$54,781	$31,859
Deferred Revenue
Deferred revenue primarily consists of amounts which the Company has billed or can contractually bill from subscription services and is recognized as the revenue recognition criteria is met.
The following table summarizes the changes in the deferred revenue balances during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$340,766	$217,328	$300,855	$217,632
Add: billings during the period	288,517	196,908	510,735	320,429
Less: revenue recognized	(212,817)	(139,098)	(395,124)	(262,923)
Balance, end of period	$416,466	$275,138	$416,466	$275,138
The Company’s performance obligations are satisfied within 12 months of a member performing their first billable activity. As of June 30, 2026 and December 31, 2025, the deferred revenue balance was composed entirely of noncancellable performance obligations that will be satisfied within 12 months.
The Company recognized revenue of $171.2 million and $111.4 million during the three months ended June 30, 2026 and 2025, respectively, which was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $259.0 million and $177.1 million during the six months ended June 30, 2026 and 2025, respectively, which was included in deferred revenue balances at the beginning of the respective periods.
Revenue
The Company earns revenue from subscription fees by providing access to its platform and programs to treat and prevent pain. The Company currently sells all of its subscriptions to its clients and generates substantially all of its revenue in the United States.
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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The transaction price is a fixed annual fee or a variable fee based on member engagement activity during a service period. The Company’s contracts are billed either (1) after a member’s first completed billing activity for fixed annual fee contracts, (2) throughout the service period upon the achievement of cohort milestones, or (3) throughout the service period based upon member engagement activity. When the billable volume varies based upon the achievement of cohort milestones or member engagement activity, the consideration is variable at the time the contract is entered into. When the billable amount varies the Company estimates the variable consideration per member using the expected value method. The estimate is based on the Company’s historical experience with average member usage and cohort milestone achievement and is refreshed quarterly to ensure that a significant reversal in revenue will not occur and the estimates of billable amounts and constraints are adjusted for changes in member behavior over time. To the extent the Company cannot estimate with reasonable certainty the likelihood that the variable consideration will be achieved, the Company constrains this portion of the transaction price and recognizes it when or as the uncertainty is resolved. Based on historical achievement or member engagement experience and quarterly lookbacks, the Company adjusts revenue when the uncertainty has been resolved. If the actual amounts of consideration received differ from its estimates, the Company adjusts reported revenue in the period such variances become known. For the three and six months ended June 30, 2026 and 2025 changes to estimated variable consideration were not material.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2025, the Company recorded a deemed contribution of $104.2 million upon the extinguishment of Series D and E Preferred Stock charged to additional paid in capital in the unaudited condensed consolidated balance sheets. During the three months ended June 30, 2025 the Company repurchased 833,333 shares of Series E preferred stock from Coatue and paid Coatue $50.0 million which is reflected as a conversion from preferred stock to common stock in the unaudited condensed consolidated statements of redeemable preferred stock and stockholders' equity.
In May 2026, the remaining 2,581,837 shares of Series E preferred stock were voluntarily converted, at the option of the holder, on a 1:1 basis into shares of Class A common stock.
Net Income (Loss) Per Share Attributable to Common Stockholders
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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
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
There were no transfers into or out of Level 3 securities during the six months ended June 30, 2026 and the year ended December 31, 2025.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2026 and December 31, 2025, cash equivalents and marketable securities and the fair value hierarchy level consisted of the following (in thousands):

		June 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$228,841	$—	$—	$228,841
Commercial paper	Level 2	15,104	—	(2)	15,102
Total cash equivalents		243,945	—	(2)	243,943
Marketable securities:
Commercial paper	Level 2	65,719	1	(16)	65,704
U.S. treasury securities	Level 1	8,054	—	—	8,054
Agency bonds	Level 2	25,298	—	(52)	25,246
Corporate bonds	Level 2	4,166	—	(3)	4,163
Total short-term marketable securities		103,237	1	(71)	103,167
Agency bonds	Level 2	75,187	—	(235)	74,952
Corporate bonds	Level 2	9,847	—	(57)	9,790
Total long-term marketable securities		85,034	—	(292)	84,742
Total assets		$432,216	$1	$(365)	$431,852

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$167,569	$—	$—	$167,569
Total cash equivalents		167,569	—	—	167,569
Marketable securities:
Commercial paper	Level 2	105,824	56	—	105,880
U.S. treasury securities	Level 1	30,882	11	—	30,893
Agency bonds	Level 2	14,999	—	(14)	14,985
Corporate bonds	Level 2	4,108	1	—	4,109
Total short-term marketable securities		155,813	68	(14)	155,867
Agency bonds	Level 2	103,380	19	(100)	103,299
Corporate bonds	Level 2	9,866	7	—	9,873
Total long-term marketable securities		113,246	26	(100)	113,172
Total assets		$436,628	$94	$(114)	$436,608
As of June 30, 2026 and December 31, 2025 the contractual maturities of the marketable securities were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Total Fair Value	Amortized Cost	Total Fair Value
Less than one year	$103,237	$103,167	$155,813	$155,867
Due in 1-5 years	85,034	84,742	113,246	113,172
Total	$188,271	$187,909	$269,059	$269,039
The Company does not intend to sell the marketable securities, and it is not more likely than not that the Company will be required to sell the marketable securities before recovery of their amortized cost basis, which may be at maturity.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For the three and six months ended June 30, 2026 and 2025 interest income earned from cash and cash equivalents and marketable securities included in other income, net in the unaudited condensed consolidated statements of operations and comprehensive income (loss), was composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash and cash equivalents	$2,996	$2,641	$5,635	$5,519
Marketable securities	879	1,922	2,190	3,909
Total	$3,875	$4,563	$7,825	$9,428
4.    Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred inventory costs	$25,099	$19,595
Other prepaid expenses	18,132	18,196
Prepaid marketing expenses	17,246	12,736
Other current assets	7,844	6,474
Total prepaid expenses and other current assets	$68,321	$57,001
Deferred inventory costs for members are amortized ratably over the membership subscription period. The amortization cost for the three months ended June 30, 2026 and 2025 were $11.3 million and $7.7 million, respectively, and for the six months ended June 30, 2026 and 2025 were $23.1 million and $15.1 million, respectively. These amortization costs are included in cost of revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Inventory
Inventory as of June 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$6,215	$6,560
Work in process	45	116
Finished goods	10,509	8,960
Total inventory	$16,769	$15,636
As of June 30, 2026 and December 31, 2025 inventory primarily consisted of the Company’s Enso device that have not been shipped to members.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property, Equipment, and Software, Net
Property, equipment, and software, net as of June 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	June 30, 2026	December 31, 2025
Capitalized internal-use software	$26,337	$22,485
Computers software and equipment	4,354	4,879
Furniture and fixtures	771	688
Machinery and equipment	1,080	2,015
Leasehold improvements	203	203
Total	32,745	30,270
Accumulated depreciation and amortization	(20,000)	(19,780)
Property, equipment and software, net	$12,745	$10,490
During the three months ended June 30, 2026 and 2025 depreciation expense was $0.2 million and $0.3 million, respectively, and during the six months ended June 30, 2026 and 2025 depreciation expense was $0.5 million and $0.7 million, respectively. During the three months ended June 30, 2026 and 2025 the Company capitalized internal-use software costs of $1.7 million (including $0.4 million in stock-based compensation expense) and $1.6 million, respectively, and incurred amortization expense of $0.6 million and $0.8 million, respectively. During the six months ended June 30, 2026 and 2025 the Company capitalized internal-use software costs of $3.2 million (including $0.7 million in stock-based compensation expense) and $2.3 million, respectively, and incurred amortization expense of $1.3 million and $1.6 million, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued employee related costs	$7,421	$9,259
Accrued employee stock purchase plan liability	1,765	2,203
Accrued commissions	23,451	20,856
Accrued taxes payable	9,078	6,168
Accrued client refunds	7,646	6,295
Accrued other	11,358	12,550
Total accounts payable and accrued liabilities	$60,719	$57,331

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.    Goodwill and Intangible Assets
During the six months ended June 30, 2026, there were no changes to the carrying amount of goodwill of $64.1 million.
Intangible assets, net as of June 30, 2026 and December 31, 2025 were as follows (in thousands, except years):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$4,072	$(2,312)	$1,760	2.4
Tradenames	642	(339)	303	4.8
Total	$4,714	$(2,651)	$2,063

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$4,072	$(1,895)	$2,177	2.9
Tradenames	642	(307)	335	5.3
Total	$4,714	$(2,202)	$2,512
The useful lives of developed technology generally is between three to eight years and trade names generally is over ten years. Amortization expense was $0.2 million for each of the three months ended June 30, 2026 and 2025, and was $0.4 million for each of the six months ended June 30, 2026 and 2025.
As of June 30, 2026, future amortization expense related to the intangible assets was estimated as follows (in thousands):

2026 (remainder)	$449
2027	898
2028	422
2029	216
2030	64
Thereafter	14
Total	$2,063
6.    Commitments and Contingencies
Legal and Tax Matters
As of June 30, 2026 and December 31, 2025 the Company is not subject to any pending or threatened litigation, individually or in the aggregate, for which it is reasonably possible to have a material effect on its unaudited condensed consolidated financial position or results of operations. In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Based on the Company’s evaluation under ASC 450, Contingencies, a reserve is established for the estimated liability related to these taxes as and when the amounts are considered probable. For taxes that are reasonably possible, such an estimate cannot be made.
Other Obligations
The Company enters into various non-cancellable agreements that are enforceable and legally binding, including the purchase of cloud hosting arrangements. The Company's noncancellable obligations as of June 30, 2026 are composed of $6.9 million for the remainder of 2026, $9.6 million for 2027, $9.8 million for 2028 and $2.9 million for 2029.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Leases
The Company leases office spaces under non-cancelable operating lease agreements. These leases have remaining lease terms of approximately one to four years, which represent the non-cancellable periods of the leases. Lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as variable payments for common area maintenance and administrative services. Variable lease costs were immaterial for the three and six months ended June 30, 2026 and 2025. The Company has also received certain incentives from landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
As of June 30, 2026, remaining future minimum lease payment obligations under the Company’s noncancellable operating leases were as follows (in thousands):

2026 (remainder)	$2,329
2027	3,535
2028	298
2029	305
2030	259
Thereafter	—
Total lease payments	6,726
Less: imputed interest	(841)
Present value of lease liabilities	$5,885
Classified as:
Lease liabilities - current	$4,254
Lease liabilities - noncurrent	1,631
Total lease liability	$5,885
7.    Redeemable Convertible Preferred Stock
There were no shares of redeemable convertible preferred stock (“Preferred Stock”) issued or outstanding as of June 30, 2026. During the six months ended June 30, 2026, all 2,581,837 outstanding shares of Series E preferred stock were voluntarily converted, at the option of the holder, into shares of Class A common stock, and no shares of Series E preferred stock may be reissued.
Preferred Stock outstanding as of December 31, 2025 consisted of the following (in thousands, except share amounts):

Preferred Stock	Authorized Shares	Issued and Outstanding Shares	Net Value	Liquidation Preference
Series E	4,330,341	2,581,837	$199,874	$200,000

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The holders of the Series E preferred stock had the following rights, preferences and privileges as of December 31, 2025:
Voting Rights—The holders of the Series E preferred stock initially vote as though their shares of Series E preferred stock had been converted into shares of Class B common stock (which conversion ratio is subject to any anti-dilution adjustment), with fifteen votes per share on all matters submitted to a vote of the stockholders; provided, however, that the Series E preferred stock does not entitle such holder to vote with respect to the election of directors. The holders of the Series E preferred stock retain additional rights, including the requirement that the Series E holders provide their affirmative vote or written consent in order for the Company to (i) amend, alter or repeal any provision of its amended and restated certificate of incorporation or amended and restated bylaws in a manner that materially adversely affects the holders of the Series E preferred stock, (ii) waive the rights, preferences, and privileges of the Series E preferred stock including any waiver of the anti-dilution adjustment, (iii) waive the classification of a transaction as a “liquidation transaction” or any distribution of proceeds in connection with the Company’s liquidation, dissolution or winding up, or with a merger or consolidation or any other liquidation transaction, (iv) amend, alter, or repeal the definition of the threshold for the Series E preferred stock voting rights, or (v) increase or decrease (other than by conversion) the total number of authorized shares of Series E preferred stock. A “liquidation transaction” occurs if the Company (i) sells, conveys, exclusively licenses or otherwise disposes of all or substantially all of its assets, property or business, in one transaction or a series of related transactions, (ii) merges with or into or consolidates with any other corporation, limited liability company or other entity (other than a wholly-owned subsidiary), in one transaction or a series of related transactions, or (iii) effects the Company’s liquidation, dissolution or winding up; provided that none of the foregoing will be considered a liquidation transaction if the transaction is: (A) a merger effected exclusively for the purpose of changing the Company’s domicile or (B) a bona fide equity financing in which the Company is the surviving corporation.
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
Conversion—The Series E preferred stock has no stated maturity and will remain outstanding until all shares of the Series E preferred stock are converted into common stock. Each share of Series E preferred stock is initially convertible into one share of Class B common stock (subject to any anti-dilution adjustment) at any time at the option of the holder, except that the shares of the Series E preferred stock will automatically convert into an equal number of shares of Class A common stock or Class B common stock, as applicable (subject to any anti-dilution adjustment), upon the sale of the Company’s common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act where the public offering price is at least $77.46420 per share and the Company receives at least $100.0 million in aggregate cash proceeds, net of underwriting discounts and commissions. However, each share of Series E preferred stock will not be convertible into Class B common stock and instead will be convertible into Class A common stock (i) after the Class B Mandatory Conversion Time (as defined in the Company’s amended and restated certificate of incorporation), (ii) after the date any person and such person's affiliates that beneficially owned shares of Series E preferred stock as of immediately upon the filing and effectiveness of the Company’s amended and restated certificate of incorporation in connection with the IPO (the “Effective Time”) cease to beneficially own in the aggregate a number of shares of capital stock equal to at least 50% of the capital stock that such person and such person’s affiliates beneficially owned in the aggregate as of the Effective Time, or (iii) at any time that such Series E preferred stock is held by any person who was not the beneficial owner of such shares of Series E preferred stock as of the Effective Time. Once converted into common stock, the Series E preferred stock may not be reissued.

Hinge Health, Inc.
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
Fully Paid and Non-Assessable—All of the shares of the Series E preferred stock outstanding as of December 31, 2025 were fully paid and non-assessable.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.    Common Stock, Equity Incentive Plans and Stock-Based Compensation
Common Stock
In May 2025, the Company completed its IPO of shares of Class A common stock. Immediately prior to the completion of the IPO, the Company amended and restated its certificate of incorporation which provided for (i) the reclassification of all outstanding shares of the Company’s common stock (other than those held by Daniel Perez and Gabriel Mecklenburg (“Founders”) and their affiliates) into an equal number of shares of Class A common stock, (ii) the reclassification of all shares of the Company’s common stock underlying outstanding equity awards under the Company’s 2017 Equity Incentive Plan (“2017 Plan”) (other than those held by the Founders) into shares of Class A common stock pursuant to an amendment to the 2017 Plan, (iii) the reclassification of all outstanding common stock held by the Founders and their affiliates into an equal number of shares of Class B common stock, (iv) the reclassification of all shares of the Company’s common stock underlying outstanding equity awards under the 2017 Plan held by the Founders into shares of Class B common stock pursuant to an amendment to the 2017 Plan, (v) the amendment of the terms of the Company’s outstanding Series E redeemable convertible preferred stock, par value $0.00001 per share (“Series E preferred stock”), to provide that such shares are initially convertible into shares of Class B common stock (collectively, referred to as the “Common Stock and Series E Preferred Stock Reclassification”), (vi) the automatic conversion and reclassification of 42,986,472 of outstanding shares of the Company’s redeemable convertible preferred stock, or all outstanding shares of Series A-1, Series A-2, Series B, Series C, Series C-1, and Series D redeemable convertible preferred stock, into an aggregate of 42,986,472 shares of Class B common stock (collectively, referred to as the “General Preferred Stock Conversion and Reclassification”), and (vii) the voluntary conversion of 1,748,504 outstanding shares of Series E preferred stock into the same amount of shares of Class B common stock (together with the General Preferred Stock Conversion and Reclassification, referred to as the “Preferred Stock Conversion”).
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
On November 10, 2025, the Company's board of directors approved a share repurchase program with authorization to purchase up to $250 million of its Class A Common Stock. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at the Company's discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under the share repurchase program. The share repurchase program does not obligate the Company to acquire any particular amount of Class A Common Stock, and may be modified, suspended, or terminated at any time at the discretion of the Company's board of directors. The Company expects to fund repurchases with existing cash and cash equivalents and from cash from operations. During the six months ended June 30, 2026, the Company repurchased and cancelled 2,934,671 Class A common shares for $131.5 million (including accrued excise tax payable of $0.8 million). On July 29, 2026, the Company’s board of directors approved an increase to the share repurchase program, resulting in $300.0 million of its Class A common stock available for future repurchase, for a total aggregate amount authorized under the share repurchase program of $496.5 million as of such date. The Company's policy is to record the repurchase to additional paid-in capital in the unaudited condensed consolidated balance sheets.
2025 Incentive Award Plan
In March 2025, the Company’s board of directors adopted, and the stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”). The 2025 Plan became effective on the business day immediately prior to the date of effectiveness of the registration statement on Form S-1 relating to the Company's IPO (the “IPO Registration Statement”), and is the successor to and continuation of the 2017 Plan. Stock options and restricted stock units granted generally vest over four years. As of June 30, 2026, there were 14,823,940 shares of Class A common stock available to be issued under the 2025 Plan.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2025 Employee Purchase Plan
In March 2025, the Company’s board of directors adopted, and the stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and became effective on the business day immediately prior to the date of effectiveness of the IPO Registration Statement. The ESPP is designed to enable eligible employees to purchase shares of the Company's Class A common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP is for one year and consists of two six-month purchase periods, except for the first purchase period post-IPO. The purchase price for shares of Class A common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s Class A common stock on the first day of the applicable offering period and the fair market value of the Company’s Class A common stock on the last day of each purchase period. As of June 30, 2026, there were 2,632,440 shares of Class A common stock available to be issued under the ESPP.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and six months ended June 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,128	$16,441	$1,965	$16,441
Research and development	7,118	248,809	10,551	248,809
Sales and marketing	5,965	95,050	9,969	95,050
General and administrative	4,881	230,683	8,299	230,690
Total stock-based compensation expense	$19,092	$590,983	$30,784	$590,990
Restricted Stock Units and Performance-Based Restricted Stock Units
The following is a summary of the Company’s RSU and PRSU activity during the six months ended June 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value (per share)	Number of Performance-Based Restricted Stock Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of December 31, 2025	5,043,604	$32.02	5,693,602	$21.84
Granted	2,762,316	43.85	—	—
Vested	(1,035,952)	31.30	(26,600)	42.93
Forfeited	(533,023)	32.26	—	—
Outstanding as of June 30, 2026	6,236,945	37.36	5,667,002	21.74
As of June 30, 2026 the Company had $169.5 million of unrecognized stock-based compensation expense related to RSUs that will be recognized over the weighted average period of 1.9 years.
The intrinsic value of the RSUs was $517.7 million as of June 30, 2026.
As of June 30, 2026 the Company's stock-based compensation expense related to PRSUs was fully expensed.
The intrinsic value of the PRSUs was $470.4 million as of June 30, 2026.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Options
Stock options granted under the 2017 Plan generally expire within ten years from the date of grant, generally vest over four years and are exercisable for shares of the Company’s common stock. The Company has not issued stock options since March 31, 2021. A summary of the stock options and changes during the six months ended June 30, 2026 are presented below:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2025	1,363,995	$1.64	3.4	$61,121
Options exercised	(484,625)	1.41
Options forfeited	(1,714)	6.56
Balances at June 30, 2026	877,656	$1.75	3.5	$71,311
Options exercisable at June 30, 2026	877,656	$1.75	3.5	$71,311
Options vested at June 30, 2026	877,656	$1.75	3.5	$71,311
The fair value of the options were expensed over the vesting period, on a straight-line basis, as the services are being provided. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the fair value of the Company’s common stock. The total intrinsic values of options exercised during the six months ended June 30, 2026 was $39.5 million.
Employee Stock Purchase Plan
The fair value of each ESPP share is estimated on the enrollment date of the most recent offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

	June 30, 2026
	Six Months	1 Year
Risk-free interest rate	3.7%	3.8%
Expected volatility	55.7%	65.6%
Expected term (in years)	0.5	1.0
Expected dividend rate	0%	0%
The Company has two open enrollment periods under the ESPP which are presented below:

June 30, 2026
	Enrollment Period 1		Enrollment Period 2
	6 months	12 months	6 months	12 months
Enrollment date	May 2026	May 2026	November 2025	November 2025
Fair value per share	$19.4	$23.8	$15.7	$18.3
As of June 30, 2026, the Company had $6.0 million of unrecognized compensation expense related to the ESPP that will be recognized over a weighted average period of 0.7 years.
9.    Income Taxes
The Company calculates income tax expense (benefit) in interim periods by applying an estimated annual effective tax rate ("AETR") to income before income taxes and recognizing the tax effects of discrete items in the period in which they occur.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For both the three and six months ended June 30, 2026 and 2025, the Company's income tax provision includes federal, state, and foreign income tax components. The federal provision reflects limitations on the utilization of net operating loss carryforwards and tax credits under applicable tax law. The Company continues to maintain a full valuation allowance against its U.S. federal and state net deferred tax assets.
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
The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$43,690	$(575,651)	$78,818	$(558,512)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment (1)	—	—	—	104,174
Income allocated to participating securities	(588)	—	(1,784)	—
Net income (loss) attributable to common stockholders	$43,102	$(575,651)	$77,034	$(454,338)
Denominator:
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	78,969	43,931	78,795	30,190
Diluted	83,424	43,931	82,344	30,190
Net income (loss) per share attributable to common stockholders:
Basic	$0.55	$(13.10)	$0.98	$(15.05)
Diluted	$0.52	$(13.10)	$0.94	$(15.05)
(1)As discussed in Note 2, Summary of Significant Accounting Policies- Redeemable Convertible Preferred Stock, the Company has concluded that transactions contemplated by the Stock Repurchase Agreement with Coatue resulted in a modification which should be accounted for as an extinguishment transaction. This extinguishment was treated as a deemed contribution for the purpose of calculating net income attributable to common stockholders.
Certain potentially issuable shares have been excluded from the calculation of diluted net loss per share during the three and six months ended June 30, 2025 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Preferred Stock	2,582	2,582
Stock options	2,698	2,698
Restricted stock units	5,900	5,900
Performance restricted stock units	5,691	5,691
Total	16,871	16,871

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    Related Party Transactions
The Company engaged the law firm of Ashurst Perkins Coie US LLP for various legal services. Fees incurred for services provided by Ashurst Perkins Coie US LLP for the six months ended June 30, 2026 were $0.3 million, of which $0.3 million was included in accounts payable and accrued liabilities included in the unaudited condensed consolidated balance sheets. Fees incurred for services provided by Ashurst Perkins Coie US LLP for the six months ended June 30, 2025 were $0.9 million, of which $0.3 million were included in accounts payable and accrued liabilities included in the unaudited condensed consolidated balance sheets. A sibling of Daniel Perez, the Company's Chief Executive Officer and Director, was previously a partner with Ashurst Perkins Coie US LLP.
In February 2026, Mr. Perez's sibling joined the law firm of Morrison & Foerster LLP as a partner. From time to time the Company engages Morrison & Foerster LLP for various legal services. Fees incurred for services provided by Morrison & Foerster LLP during the six months ended June 30, 2026 were $3.3 million, of which $3.0 million was included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.
12.    Segment Information
Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), which the Company has identified as being the Chief Executive Officer ("CEO"), in deciding how to allocate resources and assessing performance. The Company operates in one operating segment and one reportable segment. The Company’s CODM allocates resources and assesses performance at the consolidated level.
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
The table below presents the Company’s unaudited condensed consolidated net income (loss) including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$212,817	$139,098	$395,124	$262,923
Less (add):
Acquisition and other expenses (1)	440	1,337	1,134	2,968
Stock-based compensation expense (2)	19,092	590,983	30,784	590,990
Other segment income (loss) (3)	(1,710)	9,430	(3,060)	5,610
Cost of revenue (excluding 1,2,3)	27,471	23,777	54,378	47,188
Research and development (excluding 1,2,3)	25,908	22,774	51,447	44,816
Sales and marketing (excluding 1,2,3)	75,071	49,549	139,460	96,264
General and administrative (excluding 1,2,3)	22,855	16,899	42,163	33,599
Net income (loss)	$43,690	$(575,651)	$78,818	$(558,512)
_____________________________________
(3)Other segment income (loss) includes other income, net, employer taxes related to stock-based compensation expense, amortization of intangible assets and provision for income taxes.
The Company currently sells its subscriptions to its customers and generates substantially all of its revenue in the United States.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Long-lived assets are composed of intangible assets, property, equipment and software, net and right-of-use assets. Long-lived assets by geographical location are as follows (in thousands):

	June 30, 2026	December 31, 2025
United States	$19,162	$18,679
Outside the United States	673	1,184
Total long-lived assets	$19,835	$19,863
13.    Subsequent Events
In July 2026, the compensation committee of the board of directors of the Company certified the satisfaction of the market condition applicable to PRSUs previously granted to Daniel Perez, the Company’s Chief Executive Officer and Co-Founder, and Gabriel Mecklenburg, the Company’s Executive Chairman and Co-Founder, representing 944,250 shares of Class B common stock underlying such PRSUs to each of Messrs. Perez and Mecklenburg, respectively.
The PRSUs held by Mr. Perez settled on July 27, 2026, and 944,250 shares of Class B common stock were issued to Mr. Perez. The Company net settled the award by withholding and cancelling shares to satisfy Mr. Perez’s federal and state tax withholding obligations, which resulted in a cash outlay by the Company of approximately $37.9 million in the third quarter of 2026. The PRSUs held by Mr. Mecklenburg settled on August 4, 2026 following early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company net settled the award by withholding and cancelling shares to satisfy Mr. Mecklenburg federal and state tax withholding obligations, which resulted in a cash outlay by the Company of approximately $39.6 million in the third quarter of 2026.
As of July 29, 2026, the Company had repurchased an aggregate of $196.5 million of its Class A common stock under the share repurchase program. On July 29, 2026, the Company’s board of directors approved an increase to the share repurchase program, resulting in $300.0 million of its Class A common stock available for future repurchase, for a total aggregate amount authorized under the share repurchase program of $496.5 million as of such date.
On August 4, 2026, the Company announced that it has entered into a definitive agreement to acquire Cylinder Health, Inc., a leader in virtual-first digestive health care for $105 million in cash consideration. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2026.

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
Hinge Health leverages software, including AI, to automate care for joint and muscle health and migraine, delivering an outstanding member experience, improved member outcomes, and cost reductions for our clients. We have designed our platform to address a broad spectrum of MSK and MSK-related care —from acute injury, to chronic pain, to post-surgical rehabilitation. Members receive personalized and automated care through our AI-powered motion tracking technology and a proprietary electrical nerve stimulation wearable device, all designed and monitored by our AI-supported care team of licensed physical therapists, physicians, and board-certified health coaches. Our platform can help to ease members’ pain, improve their function, and reduce their need for surgeries, all while driving health equity by allowing members to engage in their exercise therapy sessions from anywhere and embrace movement as a way of life.
We have developed an efficient go-to-market model by working directly with our partners and clients. We seek to be the most validated and the easiest to buy solution on the market. Our clients are primarily self-insured employers and include many of the nation’s leading enterprises across a broad range of industries and sizes. Within this market, we also serve many public sector self-insured employers, such as state and local city governments and labor unions. In most instances, for our self-insured clients, we partner with clients’ health plans, TPAs, PBMs, or other ecosystem entities to streamline contracting, onboarding, and billing. We also serve health plans’ fully-insured and Medicare Advantage populations and federal insurance plans.
We believe that we grow efficiently because of our scalable, repeatable go-to-market model. We sell through our direct sales force and our partners. Once we contract with a client, we are most often the sole digital MSK or migraine care provider offered to their contracted lives for an average contract term of three years. For the term of each contract, we are able to enroll, engage, and re-engage the client’s eligible lives, driving a recurring, repeatable revenue model. As of June 30, 2026, we had over 60 partners. Our partners include the five largest national health plans by self-insured lives, and the top three PBMs by market share.
Our software-led, AI-powered delivery model not only aims to provide a better experience for our members and a less expensive alternative for our clients, but also allows us to innovate and continuously improve our platform. Our AI-powered motion tracking technology, TrueMotion, allows us to deliver highly scalable care remotely and reduce the human hours associated with traditional physical therapy. According to our estimates based on data from 2025, our platform reduced the number of human care team hours associated with traditional physical therapy by approximately 97%. We have done this while improving our high member satisfaction over time. We are a research-led organization and routinely expand our platform with new programs, capabilities, and features. Over the last four years, we launched new programs to address six additional affected areas; launched Enso to deliver a non-addictive, non-invasive alternative for pain relief; developed HingeConnect for real-time targeted care support and external provider coordination; and integrated TrueMotion, our proprietary AI-powered motion tracking technology, to replace wearable sensors for our members. In 2022, we launched women’s pelvic health, a specialized care program within our chronic program, and, in 2023, we launched a fall prevention program for eligible lives in our Medicare Advantage population. In 2025, we launched our high-performance in-person provider network for care, HingeSelect, which allows us to now provide members with end-to-end care while further reducing costs for members, employers, and health plans. In 2026, we launched our Migraine Care Program, our first expansion beyond joint and muscle pain, offering rapid drug-free pain relief, personalized trigger management, and expert-led prevention for members.

Our Business Model
Go-to-Market Motion—Revenue Generation Process
We have rapidly grown our client base, expanding to 2,929 clients as of June 30, 2026 compared to 2,359 clients as of June 30, 2025. This expansion has given us access to an increased number of contracted lives, which was 25 million as of December 31, 2025. There are two ways we increase our contracted lives: through new client additions and through accessing additional contracted lives within a current client.
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
Depending on a client’s needs, we have the ability to contract directly or through one of our many partners. Similarly, we are able to invoice a client directly or submit via claims through a client’s health plan. If a client chooses to pay via claims through a health plan, the cost typically comes directly out of their medical budget for the year and is embedded in their medical costs, rather than a separate discretionary budget. Allocation of the spend on Hinge Health to the client’s existing healthcare budget enables faster implementation as it avoids a potentially lengthy approval process. Our agreements with partners help us simplify contracting and implementation with clients. In the first half of 2026 and in 2025, the vast majority of our contracts were completed via our partners, negating the need for many clients to contract directly with us since many clients can leverage existing contracts through our partners. This is a significant strategic advantage for us as it enables implementation and launch of our platform as quickly as a few weeks after entering into a contract. As a result, most implementations are completed in a 40-100 day period.
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
We are able to bill our clients once an eligible life enrolls in our platform and performs a billable activity, in accordance with our clients’ billing arrangements. Most of our clients are billed through an engagement-based pricing model based on an annual upfront platform fee per member plus a fee per each completed billable session. We also have some clients that are billed for the entirety of the members’ annual subscriptions, and some that are billed in milestone-based payments, based on a subscription fee per member per year.
The majority of new clients enter into contracts with us in the second half of each calendar year, which aligns with the typical employee benefit enrollment period. We launch our platform for most of these clients in the first half of the following calendar year. While some clients choose to sign and launch within the same year, these are generally a much smaller percentage of our business. Due to these patterns and our annual subscription-based model, the timing of our revenue has generally been predictable. Our calculated billings, however, show seasonality with fluctuations based on the timing of new client launches. Historically, our calculated billings are highest in the second quarter of the year, as this is when we are able to bill the majority of clients who entered into contracts in the preceding year. Consequently, our free cash flow is typically highest in the second or third quarter and is usually lowest in the first quarter due to increased new client onboarding expenses preceding cash inflows. We anticipate that this seasonality will continue, though may fluctuate year to year, and therefore we focus on LTM calculated billings. Given the annual subscription model and ratable revenue recognition, however, our quarterly revenue stream has historically been highly predictable and has not displayed the same seasonality trends.

Key Factors Affecting Our Performance
Our business model delivers value for our clients by lowering care costs and driving positive member outcomes. We believe that our business performance and results of operations have been, and will continue to be, affected by many factors, including those below. While these key factors present significant opportunities, they also represent challenges that we must successfully address in order to sustain and grow our business and improve our results of operations.
Ability to Grow and Retain our Client Base and Contracted Lives
Adding new clients is one of the key pillars of our growth strategy. Our partners are a key part of this effort as they assist in the self-insured employer sales process with Hinge Health as their preferred partner. This partnership model allows for simplicity and speed in the contracting and implementation of new clients and provides for efficiency in our sales motion as well. While these partnerships are important and enhance our operational efficiency, we can and do engage directly with clients. In addition to self-insured employers, which currently make up the majority of our business, we also serve the fully-insured employers market and the Medicare Advantage and federal insurance plans markets. Our growth and financial results will depend on our ability to efficiently expand access to or acquire more contracted lives in the market segments where we plan to focus our growth efforts, as well as retain our existing clients.
Retaining our existing clients is also integral to our success. Our software-led, AI-powered delivery model aims to provide a better experience for our members and a less expensive alternative for our clients. Once we contract with a client, we are typically the sole digital MSK or migraine care provider to their contracted lives for an average contract term of three years. Our 12-month client retention rate was 97% as of December 31, 2025.
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
Innovation and Client Product Adoption
We are committed to continuous innovation at Hinge Health. We believe the market for automating care is still in its early stages and intend to continue investing for long-term growth. We enable positive member outcomes and proven cost reductions by pairing AI-powered motion tracking technology and wearable pain relief and have continually driven innovations in automating care since 2014.
These innovations include TrueMotion, our proprietary AI-powered motion tracking technology, Enso, our FDA-cleared, wearable device for lasting pain relief, and HingeConnect, our proprietary AI-driven database for real-time care interventions and external provider coordination. We also launched specialized care for women’s pelvic health and a fall prevention program to help adults aged 65 and older improve their physical abilities. In 2025, we launched HingeSelect, our high performance in-person provider network for care. In 2026, we launched our Migraine Care Program, our first expansion beyond joint and muscle pain, offering rapid drug-free pain relief, personalized trigger management, and expert-led prevention for members. All of our programs are available for use from a single application, with members having the ability to treat multiple indications at once.
On August 4, 2026, we announced that we entered into a definitive agreement to acquire Cylinder Health, Inc. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2026. The acquisition will combine Cylinder Health’s clinical expertise and existing market footprint with Hinge Health’s AI-powered care model and technology platform to deliver support in a single app with an integrated Gastrointestinal Care Program, expected to launch in 2027.

Expansion of Client Base in New Markets
We see opportunities to expand beyond our current markets of self-insured and fully-insured employers, Medicare Advantage plans, and federal insurance plans. We currently primarily cover eligible lives within the United States and also offer our global program in multiple international countries, focused on clients that are United States-based multinational corporations. We are also looking to expand into additional government agencies and government healthcare programs such as Medicare and Medicaid.
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

	June 30, 2026	June 30, 2025	December 31, 2025	December 31, 2024
Clients	2,929	2,359	2,830	2,256
LTM calculated billings (in thousands)	$861,776	$568,449	$671,418	$467,504

	December 31, 2025	December 31, 2024
Members	782,890	532,326
LTM average eligible lives (in thousands)	20,105	15,747
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

LTM Calculated Billings: We believe calculated billings on a last 12-months basis helps investors better understand our performance for a particular period given the seasonality in our model due to quarterly fluctuations based on the timing of new client launches. We anticipate that this seasonality will continue and therefore focus on LTM calculated billings. Our revenue generally does not reflect this seasonality and these quarterly fluctuations given that we recognize revenue ratably over the term that members have access to our platform. LTM calculated billings are defined as total revenue, plus the change in deferred revenue, less the change in contract assets for a given 12-month period.
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
Components of Results of Operations
Revenue
Revenue is the income generated from member subscription fees paid to access our technology platform to treat and prevent pain. Revenue recognition begins once a billable activity is completed and is typically ratable over the 12-month member subscription period. Due to the timing of our sales cycle, revenue from new clients contracted in a given year is largely recognized in the following year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$212,817	$139,098	$395,124	$262,923
Cost of revenue (1)	28,868	41,335	56,942	64,927
Gross profit	183,949	97,763	338,182	197,996
Operating expenses:
Research and development (1)	34,057	279,962	64,395	303,462
Sales and marketing (1)	81,408	147,228	150,210	193,944
General and administrative (1)	28,044	251,244	51,068	268,125
Total operating expenses	143,509	678,434	265,673	765,531
Income (loss) from operations	40,440	(580,671)	72,509	(567,535)
Other income:
Other income, net	3,990	4,694	7,863	9,695
Net income (loss) before income taxes	44,430	(575,977)	80,372	(557,840)
Provision for (benefit from) income taxes	740	(326)	1,554	672
Net income (loss)	$43,690	$(575,651)	$78,818	$(558,512)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,128	$16,441	$1,965	$16,441
Research and development	7,118	248,809	10,551	248,809
Sales and marketing	5,965	95,050	9,969	95,050
General and administrative	4,881	230,683	8,299	230,690
Total stock-based compensation expense	$19,092	$590,983	$30,784	$590,990

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	14%	30%	14%	25%
Gross profit	86%	70%	86%	75%
Operating expenses:
Research and development	16%	201%	16%	115%
Sales and marketing	38%	106%	38%	74%
General and administrative	13%	180%	13%	102%
Total operating expenses	67%	487%	67%	291%
Income (loss) from operations	19%	(417)%	19%	(216)%
Other income:
Other income, net	2%	3%	2%	4%
Net income (loss) before income taxes	21%	(414)%	21%	(212)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income (loss)	21%	(414)%	21%	(212)%
Note: Totals of percentage of revenue may not sum due to rounding.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$212,817	$139,098	$73,719	53%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$395,124	$262,923	$132,201	50%
Revenue for the three months ended June 30, 2026 increased by $73.7 million, or 53%, compared to the three months ended June 30, 2025. Revenue for the six months ended June 30, 2026 increased by $132.2 million, or 50%, compared to the six months ended June 30, 2025. The increases were primarily due to revenue growth from existing clients. Due to the timing of our sales cycle, revenue from new clients contracted in a given year is largely recognized in the following year. As such, the majority of our revenue growth during the three and six months ended June 30, 2026 came from existing clients that were contracted in 2025 or prior. The increase within existing clients was the result of retaining members within, and adding more members to, our existing member base.
Cost of Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$28,868	$41,335	$(12,467)	(30)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$56,942	$64,927	$(7,985)	(12)%
Cost of revenue for the three months ended June 30, 2026 decreased by $12.5 million, or 30%, compared to the three months ended June 30, 2025. The decrease was due to a decrease of $15.3 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs achieved in the second quarter of 2025 in connection with the IPO, and $0.9 million in employer payroll tax expense related to stock-based compensation expense, partially offset by an increase of $2.9 million in inventory costs, net of a tariff refund of $1.7 million, and $1.4 million in hosting costs.
Cost of revenue for the six months ended June 30, 2026 decreased by $8.0 million, or 12%, compared to the six months ended June 30, 2025. The decrease was due to a decrease of $14.5 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs achieved in the second quarter of 2025 in connection with the IPO, $1.9 million in personnel-related costs and $0.8 million in employer payroll tax expense related to stock-based compensation expense, partially offset by an increase of $6.6 million in inventory costs, net of a tariff refund of $1.7 million, and $2.4 million in hosting costs.
Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Gross profit	$183,949	$97,763	$86,186	88%
Gross margin	86%	70%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Gross profit	$338,182	$197,996	$140,186	71%
Gross margin	86%	75%
Gross margin for the three months ended June 30, 2026 increased by 16 percentage points compared to the three months ended June 30, 2025. Gross margin for the six months ended June 30, 2026 increased by 11 percentage points compared to the six months ended June 30, 2025. The increases were primarily due to a decrease in stock-based compensation expense and an increase in efficiencies related to our care team operations.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$34,057	$279,962	$(245,905)	(88)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$64,395	$303,462	$(239,067)	(79)%
Research and development expenses for the three months ended June 30, 2026 decreased by $245.9 million, or 88%, compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease of $241.7 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs and PRSUs achieved in the second quarter of 2025 in connection with the IPO. In addition, there was a decrease of $6.4 million in employer payroll tax expense related to stock-based compensation expense. This decrease was partially offset by an increase in information technology costs of $1.8 million.
Research and development expenses for the six months ended June 30, 2026 decreased by $239.1 million, or 79%, compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease of $238.3 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs and PRSUs achieved in the second quarter of 2025 in connection with the IPO. In addition, there was a decrease of $5.8 million in employer payroll tax expense related to stock-based compensation expense. This decrease was partially offset by an increase in information technology costs of $2.8 million and personnel-related costs of $1.1 million.
Sales and Marketing

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$81,408	$147,228	$(65,820)	(45)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$150,210	$193,944	$(43,734)	(23)%

Sales and marketing expenses for the three months ended June 30, 2026 decreased by $65.8 million, or 45%, compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease of $89.1 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs and PRSUs achieved in the second quarter of 2025 in connection with the IPO and employer payroll tax expense related to stock-based compensation expense of $2.3 million. These decreases in costs were offset by an increase of $13.3 million in marketing and promotion costs, $9.5 million in commissions and $3.9 million in personnel-related costs.
Sales and marketing expenses for the six months ended June 30, 2026 decreased by $43.7 million, or 23%, compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease of $85.1 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs and PRSUs achieved in the second quarter of 2025 in connection with the IPO and employer payroll tax expense related to stock-based compensation expense of $1.9 million. These decreases in costs were offset by an increase of $19.5 million in marketing and promotion costs, $16.9 million in commissions, and $6.9 million in personnel-related costs.
General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$28,044	$251,244	$(223,200)	(89)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$51,068	$268,125	$(217,057)	(81)%
General and administrative expenses for the three months ended June 30, 2026 decreased by $223.2 million, or 89%, compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease of $225.8 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs and PRSUs achieved in the second quarter of 2025 in connection with the IPO and employer payroll tax expense related to stock-based compensation expense of $3.4 million. These decreases in costs were offset by an increase in legal and other costs of $4.5 million to support public company compliance activities and $0.8 million in information technology costs.
General and administrative expenses for the six months ended June 30, 2026 decreased by $217.1 million, or 81%, compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease of $222.4 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs and PRSUs achieved in the second quarter of 2025 in connection with the IPO and employer payroll tax expense related to stock-based compensation expense of $3.1 million. These decreases in costs were offset by an increase in legal and other costs of $5.5 million to support public company compliance activities, $1.6 million in information technology costs and $1.3 million in personnel-related costs.
Other Income, Net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$3,990	$4,694	$(704)	(15)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$7,863	$9,695	$(1,832)	(19)%

Other income, net for the three months ended June 30, 2026 decreased $0.7 million, compared to the three months ended June 30, 2025. The decrease was primarily due to lower cash, cash equivalents, and marketable securities balances held in interest-bearing accounts, which resulted in less interest income during the period.
Other income, net for the six months ended June 30, 2026 decreased $1.8 million, compared to the six months ended June 30, 2025. The decrease was primarily due to lower cash, cash equivalents, and marketable securities balances held in interest-bearing accounts, which resulted in less interest income during the period.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$740	$(326)	$1,066	327%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$1,554	$672	$882	131%
Provision for income taxes for the three months ended June 30, 2026 increased by $1.1 million compared to the three months ended June 30, 2025. Provision for income taxes for the six months ended June 30, 2026 increased by $0.9 million compared to the six months ended June 30, 2025. The increases were primarily due to higher pre-tax income for the three and six months ended June 30, 2026, compared to significant pre-tax losses during the three and six months ended June 30, 2025, partially offset by a lower estimated annual effective tax rate in 2026. The provision for income taxes during the three and six months ended June 30, 2026 and 2025 included federal, state, and foreign income tax components.
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

The following table provides a reconciliation of non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
GAAP gross profit	$183,949	$97,763	$338,182	$197,996
GAAP gross margin	86%	70%	86%	75%
Non-GAAP adjustments:
Stock-based compensation expense (1)	1,128	16,441	1,965	16,441
Employer payroll tax expense related to stock-based compensation	45	893	150	893
Amortization of intangible assets	224	225	449	406
Non-GAAP gross profit	$185,346	$115,322	$340,746	$215,736
Non-GAAP gross margin	87%	83%	86%	82%
(1)For further stock-based compensation expense details, see the section titled “Non-GAAP Income From Operations and Operating Margin” below.
Non-GAAP Income From Operations and Operating Margin
We define non-GAAP income from operations as income (loss) from operations presented in accordance with GAAP, adjusted to exclude non-cash, non-operational and non-recurring items, including stock-based compensation expense, employer payroll tax expense related to stock-based compensation, amortization of intangible assets and acquisition-related expenses. We define non-GAAP operating margin as non-GAAP income from operations divided by revenue.
The principal limitation of non-GAAP income from operations and non-GAAP operating margin is that they exclude significant expenses that are required by GAAP to be recorded in our unaudited condensed consolidated financial statements, including non-cash expenses, and the impact of non-recurring charges that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP income from operations and operating margin to income from operations (loss) and operating margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
GAAP income (loss) from operations	$40,440	$(580,671)	$72,509	$(567,535)
GAAP operating margin	19%	(417)%	19%	(216)%
Non-GAAP adjustments:
Stock-based compensation expense (1)	19,092	590,983	30,784	590,990
Employer payroll tax expense related to stock-based compensation	1,316	14,227	2,800	14,227
Amortization of intangible assets	224	225	449	406
Acquisition-related expenses	440	1,337	1,134	2,968
Non-GAAP income from operations	$61,512	$26,101	$107,676	$41,056
Non-GAAP operating margin	29%	19%	27%	16%
(1)Stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,128	$16,441	$1,965	$16,441
Research and development	7,118	248,809	10,551	248,809
Sales and marketing	5,965	95,050	9,969	95,050
General and administrative	4,881	230,683	8,299	230,690
Total stock-based compensation expense	$19,092	$590,983	$30,784	$590,990
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by operating activities plus cash used for employer payroll taxes at IPO related to stock-based compensation less purchases of property, equipment and software (including capitalized internal-use software). We believe that free cash flow is a helpful indicator of liquidity that provides information to management and investors about the amount of cash generated or used by our operations that, after taking into account the employer payroll taxes paid as part of the vesting of shares at IPO as well as investments in property, equipment and software (including capitalized internal-use software), can be used for strategic initiatives, including investing in our business, acquisitions, and strengthening our financial position. The principal limitation of free cash flow is that it does not represent the total increase or decrease in our cash balance for a given period. We define free cash flow margin as free cash flow divided by revenue.

The following table provides a reconciliation of free cash flow and free cash flow margin to net cash provided by operating activities and operating cash flow margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Net cash provided by operating activities	$101,413	$20,227	$144,496	$25,150
Operating cash flow margin	48%	15%	37%	10%
Adjustment for employer taxes related to pre-IPO stock-based compensation	—	14,227	—	14,227
Less purchases of property, equipment and software (including capitalized internal use software)	(1,854)	(1,827)	(3,384)	(2,584)
Free cash flow	$99,559	$32,627	$141,112	$36,793
Free cash flow margin	47%	23%	36%	14%
Liquidity and Capital Resources
We have historically financed our operations primarily through payments received from our clients and net proceeds from the sale of our redeemable convertible preferred stock.
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $286.2 million, and marketable securities of $187.9 million. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Our marketable securities consist of U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. Our primary uses of cash are personnel-related, inventory and selling, marketing and related costs.
We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, though we may require additional capital resources in the future. Our future capital requirements will depend on many factors, including our growth rate, headcount, sales and marketing activities, research and development activities, the introduction of new features and programs, tax withholding on settlement of RSUs and PRSUs and acquisitions. If we require additional capital, we may not be able to raise such capital on reasonable terms, or at all.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$144,496	$25,150
Net cash provided by (used in) investing activities	76,699	(17,310)
Net cash used in financing activities	(143,326)	(71,454)
Operating Activities
Net cash provided by operating activities was $144.5 million for the six months ended June 30, 2026. This primarily related to our net income of $78.8 million adjusted for non-cash charges of $72.5 million and offset by net cash outflows of $6.8 million due to changes in operating assets and liabilities. The change in operating assets and liabilities was driven by an increase in accounts receivable of $61.0 million, an increase in deferred commissions of $49.1 million, an increase in prepaid expense and other current assets of $11.6 million, a decrease in operating lease liabilities of $2.2 million, and an increase in inventory of $1.1 million, partially offset by an increase in deferred revenue of $115.6 million, and an increase in accounts payable and accrued liabilities of $2.6 million. The changes were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.

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
Investing Activities
Net cash provided by investing activities was $76.7 million for the six months ended June 30, 2026, driven by net maturities of marketable securities of $80.1 million, partially offset by $3.4 million used for purchases of property, equipment and capitalized internal-use software.
Net cash used in investing activities was $17.3 million for the six months ended June 30, 2025, driven by net purchases of marketable securities of $10.7 million, $4.0 million used to purchase a business and $2.6 million used for purchases of property, equipment and capitalized internal-use software.
Financing Activities
Net cash used in financing activities was $143.3 million for the six months ended June 30, 2026, consisting of $131.5 million related to the share repurchase program described below, and $19.8 million used for employee taxes related to the net settlement of RSUs and PRSUs, partially offset by $7.3 million in proceeds from our employee share purchase plan and $0.7 million in proceeds from the exercise of employee stock options.
Net cash used in financing activities was $71.5 million for the six months ended June 30, 2025, consisting of $272.3 million used for employee taxes related to the net settlement of RSUs and PRSUs, $50.0 million related to the repurchase of Series E preferred stock and payments of deferred offering costs of $10.1 million, partially offset by proceeds of $255.7 million from the issuance of Class A common stock in connection with the IPO, net of issuance costs and $4.9 million in proceeds related to the repayment of non-recourse loans.
Cash Management
We manage our operating cash activities through banking relationships with our domestic and international subsidiaries. We diversify our cash deposits across well-established financial institutions to reduce our exposure to counterparty and concentration risk.
As our business continues to grow, we expect to maintain a strong cash balance. We expect to maintain a diversified cash management strategy to primarily include money market funds, highly-liquid debt instruments such as U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper to reduce our exposure on banking deposits.
Share Repurchase Program
On November 10, 2025, our board of directors approved a share repurchase program with authorization to purchase up to $250 million of our Class A common stock. As of July 29, 2026, we had repurchased an aggregate of $196.5 million of our Class A common stock under the program. On July 29, 2026, our board of directors approved an increase to the program, resulting in $300.0 million of our Class A common stock available for future repurchase, for a total aggregate amount authorized under the program of $496.5 million as of such date.

Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The share repurchase program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be modified, suspended, or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash and cash equivalents and cash from operations.
Lease Obligations
We enter into various non-cancellable lease agreements for certain office space in the normal course of business. Our non-cancellable lease obligations as of June 30, 2026 were $5.9 million, of which $4.3 million is payable within 12 months.
Other Obligations
We enter into various non-cancellable agreements that are enforceable and legally binding, including the purchase of cloud hosting arrangements. Our noncancellable obligations as of June 30, 2026 were composed of $6.9 million for the remainder of 2026, $9.6 million for 2027, $9.8 million for 2028 and $2.9 million for 2029.
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
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition and results of operations.

JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that would have been applicable were we a public company that was not an emerging growth company. Such exemptions include, but are not limited to, the exemption to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, the exemption from holding a non-binding advisory vote on executive compensation, and the exemption from stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. Under currently applicable rules and regulations, based on the market value of our equity securities held by non-affiliates as of June 30, 2026, we expect to qualify as a large accelerated filer and to cease to be an emerging growth company as of December 31, 2026, after which we will no longer be able to take advantage of these exemptions or the extended transition period for complying with new or revised accounting standards.
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
Interest Rate Risk
As of June 30, 2026, we had $286.2 million in cash and cash equivalents and $187.9 million of marketable securities. Our cash, cash equivalents, and marketable securities consist of cash held in readily available checking, money market accounts, U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. As of June 30, 2026, we did not hold any financial instruments for trading or speculative purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The effect of a hypothetical 10% change in interest rates would have a $0.8 million impact on our unaudited condensed consolidated statement of operations for the six months ended June 30, 2026.
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
We report gains and losses from foreign currency transactions in other income in the statement of operations. The impact of foreign currency costs on our operations has been immaterial for all periods presented, but we may experience material foreign exchange gains or losses in the future. As of June 30, 2026, a 10% increase or decrease in current exchange rates would not have a material impact on our unaudited condensed consolidated financial statements.
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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
While we have experienced revenue growth over recent periods, we may not be able to sustain or increase our growth or maintain profitability in the future. We incurred a net loss of $528.3 million and $11.9 million for the years ended December 31, 2025 and 2024, respectively. We generated net income of $78.8 million and a net loss of $558.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.0 billion. While we have achieved net income on a quarterly basis in certain periods, we have incurred net losses on an annual basis since our inception. We expect our costs will continue to increase in the foreseeable future as we expect to invest additional funds to grow our business, maintain and increase our members and clients, expand our engagement with partners, hire additional employees, including our care team, develop new programs and enhance our platform. We may not be able to sustain our growth or achieve or maintain profitability in the future. Our efforts to maintain and increase our client base and our members may be more challenging than we anticipate, and we may not be able to maintain the historical growth rate of our client base and our members. Our efforts to grow our business may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Our limited operating history may make it difficult to evaluate our current business and our future prospects.
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
•successfully compete with other companies that are currently in, or may in the future enter, our markets or that offer similar treatments;

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
•our ability to successfully compete with other companies that are currently in, or may in the future enter, our markets or offer similar treatments;
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
Even if we are successful in attracting new clients, our success with clients will depend in part on how many of their contracted lives engage with and desire to use, and continue to use, our platform and programs, which is a factor for whether such clients continue to renew their agreements with us. Under our client agreements, our revenue depends on the fees we collect based on the number of, and engagement of, members. The more contracted lives a client has, the larger the number of potential members, which increases the potential for the fees we can collect from that client. Many factors may lead to a decrease in the contracted lives at a given client, including, but not limited to, the natural attrition of a client’s contracted lives and the impact of macroeconomic conditions on our clients or potential clients that may result in a decrease in their employee population, and continued acceptance of our platform and programs for existing and new treatment areas such that clients expand their base of contracted lives. Further, larger clients may have complex decision-making processes to offer our platform and programs to their contracted lives, which could limit or delay our ability to engage with members or contracted lives. For example, a client may take time to review and implement our new programs, which may delay our ability to market them to members and contracted lives, or a client may decide not to implement our new programs.
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
Moreover, even if our platform and programs are effective, members may decide not to enroll in future periods and may stop using our platform and programs until additional or a recurrence of their conditions cause them to re-enroll. Our forecasts may not accurately estimate member yield or our number of members.
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
As of June 30, 2026, we had over 60 partners. Historically, a majority of our clients contracted with us through a limited number of large national or regional health plans and other partners who are large nationwide PBMs. Client contracts through our partners accounted for 85% and 81% of our revenue for the six months ended June 30, 2026 and June 30, 2025, respectively. For the six months ended June 30, 2026 and June 30, 2025 client contracts through each of our top three partners, which are all large national health plans, represented more than 10% of our revenue. For the six months ended June 30, 2026 and June 30, 2025, client contracts through (i) Health Care Service Corporation (“HCSC”) accounted for 15% and 17%, of our revenue, respectively, (ii) Elevance Health, Inc., formerly known as Anthem, Inc. (“Elevance”), accounted for 13% and 13%, of our revenue, respectively, and (iii) Aetna Life Insurance Company (“Aetna”) accounted for 10% and 10%, of our revenue, respectively. These partners are not required to work with us on an exclusive basis. Additionally, we expect the distribution of revenue and our top three partners to change over time. If we are unable to establish, maintain, or grow these relationships over time or if the partners refer business to our competitors instead, we are likely to lose a portion of our clients and our business, results of operations, and financial condition will suffer. The loss of any of our key partners could impact the growth rate of our revenue, business, and results of operations as we work to obtain new partners or replacement relationships and to contract directly with affected clients or through another partner affiliated with affected clients. Additionally, if the financial terms of our agreements with key partners, particularly major health plans, become less favorable to us as they are renewed, our business, results of operations, and financial condition could be adversely affected.

Our partnership agreements generally have an average contract term of three years. As of June 30, 2026, none of our agreements with our top three partners were due to expire prior to 2027. Each of the agreements is terminable, however, by our partners for convenience, subject to a notice period. In addition, the agreements may be terminated for other reasons, which include material breach of the agreement or our insolvency. As a result, contracts with these partners may be terminated before their term expires, and our partners may seek to renegotiate the terms of their agreements before their term expires. If a partner were to terminate its contract with us, we would need to contract directly with affected clients or through another partner affiliated with affected clients, such as a PBM. In such an event, we may be required or may choose to expend resources in order to recontract with the client and such efforts could be costly, time-consuming, or ultimately unsuccessful. Our partnership agreements often include provisions for administrative or marketing fees payable to partners when we contract with a client through them. In our negotiations with health plan contracts, we may also agree to terms in favor of the health plans that could expose us to potentially high expenses or liabilities, including unfavorable indemnification clauses that promise to indemnify the plans if the use of our platform and programs does not qualify for “first-dollar” coverage due to legislative changes. See the risk factor titled “—Risks Related to Legal and Regulatory Matters—Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.”
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

We are expanding into migraine care, a new therapeutic area for us, and our migraine care program may not achieve the clinical outcomes, member engagement, or commercial success we anticipate.
We recently began offering our migraine care program to clients, leveraging our Enso device and digital care platform. Our Migraine Care Program represents an expansion into a new therapeutic area beyond our core musculoskeletal offerings, and we have limited operating history with respect to our migraine care program. We cannot assure you that our Migraine Care Program will achieve the clinical outcomes, member engagement levels, or employer and health plan adoption rates necessary to make it a commercially viable offering. We may seek additional regulatory clearances or approvals in connection with our Migraine Care Program, and we cannot assure you that any such submissions will be accepted or cleared by the FDA on the timeline we anticipate, or at all. Additionally, we may face challenges attracting and retaining clinical personnel with migraine-specific expertise to support our Migraine Care Program, and employers and health plan partners may be slower to adopt or expand coverage of our migraine care program than we anticipate. The migraine care market includes well-established pharmaceutical, medical device, and digital health competitors with significantly greater resources and clinical track records in this area than we have. If our Migraine Care Program fails to demonstrate sufficient clinical value, drive member engagement, or achieve broad commercial adoption, or if we fail to obtain necessary regulatory clearances or approvals, our ability to grow revenue from our Migraine Care Program could be limited, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
The failure of our platform and programs to achieve and maintain market acceptance or to effectively compete against other technological breakthroughs for the treatment or prevention of MSK or migraine conditions could result in us achieving sales below our expectations, which would cause our business, results of operations, and financial condition to be materially adversely affected.
Our current business strategy is highly dependent on our platform and programs achieving and maintaining market acceptance. Market acceptance and adoption of our platform and programs depends on educating people with MSK conditions, including existing and potential clients, members, and contracted lives, as to the accessibility, distinct features, ease-of-use, positive lifestyle impact, cost savings, and other real and perceived benefits of our platform and programs as compared to other solutions. Additionally, our ability to achieve our strategic objectives and remain competitive will depend, among other things, on our ability to develop and commercialize programs that are market-accepted for the treatment of MSK or migraine conditions that offer accessibility, have distinct features, are easy-to-use, provide measurable and meaningful cost savings to clients, and are more appealing than available alternatives. Our competitors, as well as a number of other companies, within and outside the healthcare industry, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs, and other therapies, including solutions driven by AI and machine learning, for the monitoring and treatment of MSK or migraine conditions.
Achieving and maintaining market acceptance of our platform and programs could be negatively impacted by many factors, including:
•the failure of our platform and programs to achieve wide acceptance among key opinion leaders in the treatment community and among people living with or at risk for MSK or migraine conditions, health plans, or other existing or potential clients, partners, and members;
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
•uncertainty around new and emerging AI and machine learning technologies, and the risks involved in the development and deployment of such technologies; and
•results of clinical and financial studies relating to MSK or migraine solutions or similar competitive solutions, including those prepared by our potential clients and partners.

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
We compete across various segments within the healthcare market, including with respect to traditional healthcare providers, physical therapy providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and telemedicine, medical devices, and health information exchanges. Larger and more established companies, which could include our partners, may focus on our markets and could directly compete with us by implementing their own solutions for digital care. Smaller companies could also launch new products and services that compete with us and that could gain market acceptance quickly. Our competitors and potential competitors include both enterprise companies that are focused on, or may enter, the healthcare industry, including initiatives and partnerships launched by these large companies, and private companies that offer point solutions for a single MSKor migraine condition. We currently face competition from a range of companies, including digital platforms that provide broad care or programs that address a segment of digital care, such as Omada Health, Inc., Sword Health Technologies, Inc., and Vori Health, Inc. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and are becoming more sophisticated and effective. We also currently face competition from health plans and health systems that may offer or develop products or services with features or benefits that overlap with our platform and programs. Large, well-financed healthcare providers and insurance carriers have in some cases developed their own products and services and may provide them to their clients at discounted prices and as supplements to traditional healthcare services. Competition could also result in pricing pressures, which could negatively impact our sales, profitability, and market share.
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
As we increase our sales and marketing efforts with respect to our existing platform and programs or planned expansions of our platform and programs, we will need to further expand the reach of our sales and marketing networks. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled sales and marketing representatives with significant industry-specific knowledge in various areas, such as pain management and digital health, as well as the competitive landscape for our platform and programs. Recently hired sales representatives require training and take time to achieve full productivity. If we fail to train recent hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, the expansion of our sales and marketing personnel will continue to place significant burdens on our management team.
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
We use AI and generative AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area. For example, we use AI Technologies to support our care team and to assist with developing personalized exercise therapy plans, providing real-time feedback on an exercise form, identifying high-risk members for targeted interventions, and generally enhancing our operational efficiency and competitiveness.
We expect that ongoing, and likely increasing investments will be required over time to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our platform and programs or be beneficial to our business, including our efficiency or profitability.

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

Already, certain existing legal regimes, such as various U.S. and state governmental and regulatory agencies relating to data privacy and medical and physical therapy practice, regulate certain aspects of AI Technologies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, consumer protection, cybersecurity, and data protection laws to AI Technologies or are considering general legal frameworks for the regulation of AI Technologies. In the United States, while there is no comprehensive federal AI legislation, legislation related to AI Technologies has been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act of 2018 (“CCPA”) regarding the use of automated decision-making technology which became effective on January 1, 2026 and requires businesses using automated decision-making technology to comply with certain notice, opt-out and access request requirements by January 1, 2027. California also enacted several new laws in 2024 and 2025 that further regulate use of AI Technologies and provide consumers and patients with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI or prohibiting AI systems from using professional terminology, interface elements or branding that suggest or imply medical authority or licensed professional involvement when no such oversight exits. Other states have also passed AI-focused legislation, such as Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions, and the recent Texas Responsible Artificial Intelligence Governance Act (“TRAIGA”), which requires disclosures to patients when AI systems are used by healthcare providers to support diagnosis or treatment planning and permits such AI use only where healthcare providers review all AI-generated records to ensure the data is accurate and properly managed. However, the status of such state laws is currently uncertain as the federal government takes steps towards establishing broad federal AI regulation that could preempt all or some state law. Changing or additional regulations may impact our ability to develop and use AI Technologies in the future.
In the European Union, the EU Artificial Intelligence Act (the “EU AI Act”), which establishes broad obligations for the development and use of AI Technologies in the European Union based on their potential risks and level of impact, initially came into force in August 2024. Once fully implemented, the EU AI Act will include requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations.
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
As of June 30, 2026, we owned 30 issued patents and 71 pending patent applications in the United States as well as 10 pending PCT applications, 53 foreign issued patents and 58 pending foreign patent applications. Our patents issued in the United States begin expiring in July 2035, excluding any patent term adjustment. The patent positions of technology and virtual care companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach, and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the inventorship, validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may have or obtain patents relating to technologies that overlap or compete with our platform and programs. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

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
Our business is subject to rigorous laws, rules, and regulations in the jurisdictions in which we operate. These laws, rules, and regulations include, without limitation, federal and state laws, and country specific laws, governing health information privacy, scope of practice, licensure, the corporate practice of medicine and physical therapy, fraud and abuse, exclusion and debarment, anti-kickback obligations, false claims, patient referrals, fee splitting, regulation of devices, and other aspects of healthcare delivery. Changes, implementation, and other legal uncertainties related to such laws, rules, and regulations may adversely affect our business, results of operations, and financial condition. The cost of compliance with the ever-changing legal and regulatory environment, including as a result of the expansion of our business through our growth initiatives and strategies, may be significant. Our failure to comply with existing or future laws, rules, and regulations could subject us to fines, civil liability, including tort and product liability, mandatory injunctions that change how we operate, or the cessation of operations. As our business matures and evolves, including through our growth initiatives and strategies, and we expand geographically, we may become subject to new laws and regulations in new jurisdictions. It is difficult to predict how existing laws will be applied to our business, as it exists today and may exist in the future, and the new laws to which we may become subject. Moreover, our risk profile is changing as we offer new programs, services and offerings and expand in business areas beyond our historical businesses, and we may face increased regulatory risks related to our vertical integration strategy, including with respect to the corporate practice of medicine and physical therapy and fraud and abuse. For example, as a result of our expansion to the HingeSelect business, a high-performance provider network for care that we launched in June 2025, we plan to offer new programs and services, which present a different risk profile than the programs and services that we historically have offered and increase our exposure to additional risks. This strategy may also lead to increased regulatory and public scrutiny as a result of consumer protection and quality of care concerns.
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
The expansion of HingeSelect to include orthopedic surgery introduces new clinical, operational, and commercial risks that could adversely affect our business.
We recently expanded HingeSelect to include orthopedic surgery, extending our musculoskeletal care platform to cover the full care journey from first-line treatment through post-operative recovery. This expansion represents a significant addition to our offerings and involves clinical, operational, and commercial complexities that differ from our existing digital care model. We have limited operating history with respect to our surgery offering, and we cannot assure you that it will achieve the clinical outcomes, cost savings, or member and client adoption rates necessary to make it a commercially successful offering. Our ability to successfully deliver surgery-related care depends on, among other things, our ability to maintain and grow a high-quality surgical network, ensure appropriate coordination between our digital care platform and in-person surgical providers, and demonstrate that our approach reduces unnecessary surgeries and associated costs at scale. We may face challenges attracting and retaining sufficient high-quality surgeons and surgical facilities within the HingeSelect network, and our network may not be available in all geographies where our clients operate. Determinations regarding surgical necessity involve complex clinical judgments, and we may be subject to claims or liability arising from surgical outcomes or care coordination failures. The market for surgical benefit management and musculoskeletal surgery solutions includes well-established health systems, surgical centers of excellence, and specialty benefit managers with significantly greater resources and experience than we have in this area. If our surgery offering fails to demonstrate sufficient clinical value, achieve broad network coverage, or drive employer and health plan adoption, our ability to grow revenue from HingeSelect could be limited, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and for repurchases of our Class A common stock under our share repurchase program, and we do not expect to declare or pay any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. The terms of instruments relating to any debt we may incur in the future may also restrict our ability to pay dividends. In addition, Delaware law imposes requirements that may restrict our ability to pay dividends to holders of our Class A common stock. As a result, appreciation, if any, in the market price of our Class A common stock will be your sole source of gain for the foreseeable future.
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
The dual class structure of our common stock concentrates voting control with the holders of our Class B common stock, including our Founders and their affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to 15 votes. As of June 30, 2026, our Founders, their affiliates and stockholders who owned more than 5% of our outstanding capital stock and their respective affiliates held, in the aggregate, a substantial majority of the voting power of our outstanding capital stock. As directors, and as an officer in the case of Mr. Perez, Messrs. Perez and Mecklenburg owe a fiduciary duty to our stockholders to act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Perez and Mecklenburg are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally.
As a result of our dual class structure, Class B common stockholders, including our Founders and their affiliates are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they choose to act together. For example, these persons, if they choose to act together would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets. This concentration of ownership control may:
•delay or prevent a change in control;
•entrench our management and board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

Future transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock into Class A common stock will have the effect, over time, of increasing the relative voting power of the holders of our Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of our Class B common stock sell or otherwise convert their shares into Class A common stock.
Future transfers by holders of our Class B common stock may also result in those shares converting to Class A common stock in certain circumstances, such as when such holder and its affiliates no longer beneficially own at least 50% of our capital stock that such person and its affiliates held immediately upon the IPO. Additionally, Class B common stock held by non-Founders will automatically convert to Class A common stock seven years after the Effective Time, and Class B common stock held by Founders will automatically convert to Class A common stock when such holder is no longer an employee or director of the Company. Any of these actions will have the effect, over time, of increasing the relative voting power of the remaining holders of Class B common stock.
In addition, while we do not expect to issue any additional shares of our Class B common stock except upon the exercise or vesting and settlement of any Founder equity awards, outstanding as of the date of the IPO, any future issuances of Class B common stock would dilute the voting power of the holders of our Class A common stock.
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
All shares of our Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (“Rule 144”), may only be sold in compliance with Rule 144.

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
In addition, the settlement of equity awards held by our executive officers, including our Founders, may result in dilution to our stockholders or in significant cash expenditures by us, depending on the settlement method used to satisfy the related tax withholding obligations. In July 2026, PRSUs covering an aggregate of 1,888,500 shares of Class B common stock held by our Founders vested, and those awards were net settled on July 27, 2026 and August 4, 2026, resulting in an aggregate cash outlay by us of approximately $77.5 million in the third quarter of 2026. If we net settle future awards, we would be required to expend significant funds. If we instead use a sell-to-cover method, or if holders sell the shares they receive, our stockholders would experience dilution and the market price of our Class A common stock could decline.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.
On November 10, 2025, our board of directors authorized the share repurchase program, under which we may repurchase up to $250.0 million of shares of our outstanding Class A common stock. As of July 29, 2026, we had completed $196.5 million of repurchases under the program. On July 29, 2026, our board of directors approved an increase to the program, resulting in $300.0 million of our Class A common stock available for future repurchase, for a total aggregate amount authorized under the program of $496.5 million as of such date. The actual timing, manner, price and amount of any repurchases will depend on a variety of factors, including the prevailing stock price, trading volume, economic, market and business conditions, corporate and regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The share repurchase program could affect the trading price of our Class A common stock, increase volatility, and any repurchases under the program could diminish our cash and cash equivalents and marketable securities available to fund working capital, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The share repurchase program may be suspended, terminated or modified at any time for any reason, and we cannot guarantee that the share repurchase program will be fully consummated, or that it will enhance long-term stockholder value.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. The provisions in our amended and restated certificate of incorporation or amended and restated bylaws provide for the following:
•a dual class common stock structure which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock;
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

•in addition to our board of directors’ ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of all our then-outstanding shares of capital stock entitled to vote generally in the election of our directors, voting together as a single class;
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

Additionally, under currently applicable rules and regulations, we expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ending December 31, 2026. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation and management reporting requirements of Section 404 of the Sarbanes-Oxley Act that will apply starting with that report. However, the SEC has proposed amendments to its filer status framework that, if adopted in their current form, could delay the timing of our transition out of emerging growth company status or extend certain accommodations currently available to us as an emerging growth company beyond such transition, including the exemption from these auditor attestation requirements. At such time as our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting, it may issue a report that is adverse if it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could materially adversely affect our business, results of operations, and financial condition. We have hired and expect to continue to hire additional employees to assist us in complying with these requirements, and we may also engage outside consultants, either of which will increase our operating expenses. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.
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
In addition, while we are an emerging growth company, we have elected not to be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not emerging growth companies or elect not to avail themselves of this provision. When we cease to be an emerging growth company, we will be required to adopt new or revised accounting standards on the effective dates applicable to public companies, which may require us to adopt one or more standards on an accelerated basis and could increase our accounting and compliance costs.
We will remain an emerging growth company until the earlier to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in total annual revenue, which threshold is subject to adjustment; (2) the date we qualify as a “large accelerated filer,” with $700.0 million or more of equity securities held by non-affiliates as of the last business day of our most recently completed second fiscal quarter; (3) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO. Based on the market value of our equity securities held by non-affiliates as of June 30, 2026, we expect to qualify as a large accelerated filer and to cease to be an emerging growth company as of December 31, 2026. Accordingly, we expect that the exemptions and reduced reporting requirements described above, including the exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and the extended transition period for complying with new or revised accounting standards, will no longer be available to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. However, the SEC has proposed amendments to its filer status framework that, if adopted in their current form, could delay the timing of our transition out of emerging growth company status or extend certain accommodations currently available to us as an emerging growth company beyond such transition.
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
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
On November 10, 2025, the Company's board of directors approved a share repurchase program with authorization to purchase up to $250 million of its Class A common stock. As of July 29, 2026, the Company had repurchased an aggregate of $196.5 million of its Class A common stock under the program. On July 29, 2026, the Board approved an increase to the program, resulting in $300.0 million of its Class A common stock available for future repurchase, for a total aggregate amount authorized under the program of $496.5 million as of such date.
The following table presents information with respect to the Company's repurchase of Class A common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program ($ stated in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	419,991	$54.57	419,991	$57,078
June 1, 2026 - June 30, 2026	61,168	$58.78	61,168	$53,482
	481,159	$55.11	481,159
(1)The average price paid per share excludes broker commissions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2026, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:
On May 29, 2026, James Budge, our Chief Financial Officer, terminated his trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c), which was adopted on June 12, 2025 (the “Prior Budge 10b5-1 Plan”), and was scheduled to expire at the earlier of the execution of all trading orders pursuant to the plan or August 31, 2026. As modified on August 7, 2025, the Prior Budge 10b5-1 Plan provided for the potential sale of up to 140,723 shares of our Class A common stock.

On June 11, 2026, Mr. Budge adopted a single Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) providing for the potential sale of up to (i) 140,723 shares of our Class A common stock and (ii) 154,191 shares of our Class A common stock issuable upon the vesting and settlement of RSUs held by Mr. Budge, net of shares surrendered to us or sold to satisfy the applicable tax withholding obligations. The number of shares to be surrendered or sold to satisfy those tax withholding obligations can only be determined upon the occurrence of future events, and the amount in clause (ii) does not subtract any such shares. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or March 17, 2027.
On June 11, 2026, Daniel Perez, our Chief Executive Officer and Co-Founder, and Suthasini Mogun, Mr. Perez's spouse, adopted a single Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) providing for the potential sale of up to (i) 400,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by Mr. Perez and (ii) 150,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by Ms. Mogun. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or February 12, 2027.
On June 12, 2026, James Pursley, our President, adopted a single Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) providing for the potential sale of up to an aggregate of 150,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 30, 2027.
On June 12, 2026, Gabriel Mecklenburg, our Co-Founder and Executive Chairman, adopted a single Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) providing for the potential sale of up to (i) 600,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock and (ii) up to an additional 283,334 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock, including shares deliverable upon the settlement of PRSUs held by Mr. Mecklenburg, net of shares surrendered to us or sold to satisfy the applicable tax withholding obligations. The number of shares of our Class A common stock that may be sold pursuant to clause (ii) will be reduced by the number of shares sold under Mr. Mecklenburg’s prior trading plan, dated December 1, 2025, and is not known at this time. The trading plan will not commence trading until Mr. Mecklenburg’s prior trading plan, dated December 1, 2025, has terminated pursuant to its terms and applicable cooling-off periods have been met. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or November 20, 2026.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
19.1	Insider Trading Compliance Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

HINGE HEALTH, INC.
Date: August 6, 2026	By:	/s/ Daniel Perez
Daniel Perez Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2026	By:	/s/ James Budge
James Budge Chief Financial Officer (Principal Financial and Accounting Officer)