Form 10-Q
period 2026-09-30
Hinge Health, Inc.
filed 2026-11-09
CIK 1673743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, the registrant had 68,485,043 shares of Class A common stock, $0.00001 par value per share, and 12,786,259 shares of Class B common stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements established by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, and generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our ability to attract and retain clients;
•our ability to attract, enroll, and retain members;
•our ability to attract and maintain relationships with partners;
•our ability to estimate the size of our target market;
•the demand for musculoskeletal (“MSK”) pain treatment and prevention solutions in general, and the demand for our platform in particular;
•our ability to enhance our platform and programs or develop new programs, capabilities, features, and products, including HingeSelect, our high-performance provider network for MSK care, our Migraine Care Program, offering rapid drug-free pain relief, personalized trigger management, and proactive prevention and our integrated Gastrointestinal Care Program, offering access to AI-powered food and stool tracking and analysis, personalized care plans, and a multidisciplinary care team;
•our expectations regarding the acceptance of remote care;
•our ability to successfully develop, launch, and scale our Migraine Care Program and our Gastrointestinal Care Program, achieve clinical validation of such programs, and drive adoption among employers and health plan partners, and our anticipated timing with respect to the foregoing;
•our ability to successfully integrate the businesses we acquire, including Cylinder Health, Inc., and to achieve the anticipated benefits of our acquisitions;
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
•our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on management’s current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects, based on information available to us at the time such statements are made. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” within this Quarterly Report, as well as those risks and uncertainties set forth from time to time in our reports and other documents filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
•We are expanding into gastrointestinal care through our acquisition of Cylinder Health, Inc., and our planned Gastrointestinal Care Program may not achieve the clinical outcomes, member engagement, or commercial success we anticipate.
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
v

GLOSSARY OF TERMS
The following are abbreviations, acronyms, and definitions of certain terms used in this Quarterly Report:

Term	Definition
Calculated Billings	Total revenue, plus the change in deferred revenue, less the change in contract assets for the period.
Clients	Businesses or organizations, which we call entities, that have at least one active agreement with us at the end of a particular period. Entities that procure our platform through our partners are counted as individual clients. We do not count our partners as clients unless they also separately have at least one active client agreement with us. When a partner has an agreement with us for their fully-insured population, that partner is deemed to be one client, despite there being multiple fully-insured employers within that partner that have access to our platform.
Contracted Lives	Individuals within our contracted clients who have, or will have, the ability to enroll in our programs, typically employees and their adult dependents. Contracted lives include individuals within contracted clients that have not yet launched our platform, and thus such individuals are not yet eligible to be billed. Contracted lives include eligible lives.
Electronic Health Records (“EHR”)	Collection of patient health records electronically stored in a digital format.
Eligible Lives	Individuals within our clients that have launched our platform, and thus such individuals have the ability to enroll in our programs and are eligible to be billed. Eligible lives are a subgroup of our contracted lives.
Fully-Insured Employers	Employers that pay a group health insurance provider for the employees enrolled in the insurance provider’s health plan, and the insurance provider is responsible for those employees’ medical claims.
HingeConnect	A proprietary AI-driven database that integrates external EHRs and other data sources into Hinge Health’s technology platform for member identification and engagement. HingeConnect informs and enables highly personalized care and coordination with external providers.
LTM Average Eligible Lives	The average number of eligible lives calculated as the sum of eligible lives as of the end of the first quarter and eligible lives as of the end of the last quarter in a given 12-month period, divided by two.
Medicare Advantage	Health plan for people aged 65 and older and others who are participating in Medicare that is managed by private insurance companies that contract with the U.S. Centers for Medicare and Medicaid Services (“CMS”). These private insurance companies receive a set payment from CMS, administer benefits, and bear the financial risk of claims made by plan beneficiaries.
Member	An eligible life, including employees and adult dependents of our clients, who has engaged with our platform at any point and whose engagement has been billed or is contractually eligible to be billed.
MSK	Musculoskeletal system, which refers to the performance of the locomotor system composed of intact muscles, bones, joints, and adjacent connective tissues.
Partners	Health plans, Pharmacy Benefit Managers (“PBMs”), Third-Party Administrators (“TPAs”), and other ecosystem entities such as centers of excellence and healthcare navigation companies.
Pharmacy Benefit Managers (“PBMs”)	Third-party companies that act as an intermediary between insurance providers and pharmaceutical companies.
Self-Insured Employers	Employers who bear the financial risk of medical claims for their employees and their dependents and utilize health plans for their administrative services only.
Third-Party Administrator (“TPA”)	Company or organization that collects and processes insurance claims and delivers support for health plans and employers.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
HINGE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$211,553	$207,995
Short-term marketable securities	83,102	155,867
Accounts receivable, net of allowance for credit losses of $7,647 and $6,092 as of September 30, 2026 and December 31, 2025, respectively	148,532	66,061
Deferred commissions	46,599	31,344
Inventory	19,186	15,636
Prepaid expenses and other current assets	58,891	57,001
Total current assets	567,863	533,904
Long-term marketable securities	59,542	113,172
Goodwill	113,030	64,096
Intangible assets, net	68,328	2,512
Property, equipment and software, net	13,989	10,490
Operating lease right-of-use assets	33,317	6,861
Other assets	18,012	13,726
Total assets	$874,081	$744,761
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$80,816	$57,331
Operating lease liabilities	4,721	4,223
Deferred revenue	459,174	300,855
Total current liabilities	544,711	362,409
Operating lease liabilities, noncurrent	29,157	3,816
Deferred tax liabilities	795	—
Total liabilities	574,663	366,225
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.00001 par value; 4,330,341 shares of Series E authorized as of September 30, 2026 and December 31, 2025; 0 shares and 2,581,837 shares of Series E preferred stock issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $0 and $200,000 as of September 30, 2026 and December 31, 2025, respectively	—	199,874
Stockholders’ equity:
Class A common stock, $0.00001 par value: 1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 65,752,330 shares and 55,883,690 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.00001 par value: 120,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 15,465,522 shares and 23,287,614 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,215,118	1,229,678
Accumulated other comprehensive loss	(921)	(20)
Accumulated deficit	(914,779)	(1,050,996)
Total stockholders’ equity	299,418	178,662
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$874,081	$744,761
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$234,970	$154,211	$630,094	$417,134
Cost of revenue	30,640	28,012	87,582	92,939
Gross profit	204,330	126,199	542,512	324,195
Operating expenses:
Research and development	37,473	31,921	101,868	335,382
Sales and marketing	85,241	63,520	235,451	257,464
General and administrative	31,291	36,851	82,359	304,976
Total operating expenses	154,005	132,292	419,678	897,822
Income (loss) from operations	50,325	(6,093)	122,834	(573,627)
Other income:
Other income, net	3,392	4,455	11,255	14,147
Net income (loss) before income taxes	53,717	(1,638)	134,089	(559,480)
(Benefit from) provision for income taxes	(3,681)	206	(2,128)	876
Net income (loss)	$57,398	$(1,844)	$136,217	$(560,356)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	—	—	—	104,174
Income allocated to participating securities	—	—	(2,051)	—
Net income (loss) attributable to common stockholders	$57,398	$(1,844)	$134,166	$(456,182)
Net income (loss) attributable to common stockholders per share:
Basic	$0.71	$(0.02)	$1.69	$(9.88)
Diluted	$0.66	$(0.02)	$1.58	$(9.88)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	80,868	78,858	79,493	46,173
Diluted	86,526	78,858	85,073	46,173

Net income (loss)	$57,398	$(1,844)	$136,217	$(560,356)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of taxes	(557)	87	(901)	(15)
Comprehensive income (loss)	$56,841	$(1,757)	$135,316	$(560,371)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2026	—	$—	80,200,788	$—	$1,316,870	$(364)	$(972,178)	$344,328
Issuance of common stock upon exercise of options	—	—	106,516	—	201	—	—	201
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock units	—	—	2,443,245	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(1,236,725)	—	(96,565)	—	—	(96,565)
Repurchase and retirement of common stock	—	—	(295,972)	—	(25,182)	—	—	(25,182)
Stock-based compensation	—	—	—	—	19,793	—	—	19,793
Unrealized loss on marketable securities	—	—	—	—	—	(557)	—	(557)
Net income	—	—	—	—	—	—	57,398	57,398
Balances at September 30, 2026	—	$—	81,217,852	$—	$1,215,118	$(921)	$(914,779)	$299,418

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2025	2,581,837	$199,874	78,126,018	$—	$1,255,059	$(34)	$(1,081,247)	$173,778
Issuance of common stock upon exercise of options	—	—	592,179	—	531	—	—	531
Stock-based compensation	—	—	—	—	35,446	—	—	35,446
Unrealized gain on marketable securities	—	—	—	—	—	87	—	87
Net loss	—	—	—	—	—	—	(1,844)	(1,844)
Balances at September 30, 2025	2,581,837	$199,874	78,718,197	$—	$1,291,036	$53	$(1,083,091)	$207,998
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	2,581,837	$199,874	79,171,304	$—	$1,229,678	$(20)	$(1,050,996)	$178,662
Issuance of common stock upon exercise of options	—	—	593,973	—	883	—	—	883
Issuance of common stock in connection with the employee stock purchase plan	—	—	258,567	—	7,276	—	—	7,276
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock units	—	—	3,505,797	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(1,662,983)	—	(116,356)	—	—	(116,356)
Repurchase and retirement of common stock	—	—	(3,230,643)	—	(157,469)	—	—	(157,469)
Conversion of Series E preferred shares to common stock	(2,581,837)	(199,874)	2,581,837	—	199,874	—	—	199,874
Stock-based compensation	—	—	—	—	51,232	—	—	51,232
Unrealized loss on marketable securities	—	—	—	—	—	(901)	—	(901)
Net income	—	—	—	—	—	—	136,217	136,217
Balances at September 30, 2026	—	$—	81,217,852	$—	$1,215,118	$(921)	$(914,779)	$299,418

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	48,150,146	$851,272	16,379,906	$—	$88,097	$68	$(522,735)	$(434,570)
Issuance of common stock upon exercise of options	—	—	778,586	—	787	—	—	787
Proceeds from repayment of recourse loans for settlement of restricted units	—	—	—	—	4,935	—	—	4,935
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment	—	(104,174)	—	—	104,174	—	—	104,174
Settlement of repurchase agreement	(4,983,533)	(200,694)	4,150,200	—	150,694	—	—	150,694
Conversion of redeemable convertible preferred stock to Class B common stock in connection with the initial public offering	(40,584,776)	(346,530)	40,584,776	—	346,530	—	—	346,530
Stock-based compensation	—	—	—	—	626,436	—	—	626,436
Issuance of Class A common stock pursuant to the initial public offering, net of issuance and offering costs	—	—	8,522,528	—	241,641	—	—	241,641
Issuance of common stock upon settlement of restricted stock units and performance-based restricted stock units	—	—	16,815,445	—	—	—	—	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	—	—	(8,513,244)	—	(272,258)	—	—	(272,258)
Unrealized loss on marketable securities	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(560,356)	(560,356)
Balances at September 30, 2025	2,581,837	$199,874	78,718,197	$—	$1,291,036	$53	$(1,083,091)	$207,998
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HINGE HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$136,217	$(560,356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,455	3,910
Stock-based compensation	50,324	625,837
Amortization of deferred commissions	57,006	32,436
Accretion of discounts and amortization of premiums on marketable securities, net	1,255	376
Non-cash operating lease expense	2,986	2,549
Provision for credit losses	2,527	3,340
Deferred taxes	(3,300)	146
Other	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	(79,402)	(47,610)
Deferred commissions	(74,246)	(38,320)
Inventory	(3,251)	(2,939)
Prepaid expenses and other current assets	(1,915)	(8,002)
Other assets	165	(8,149)
Accounts payable and accrued liabilities	12,590	24,990
Operating lease liabilities	(3,052)	(2,724)
Deferred revenue	156,741	82,062
Net cash provided by operating activities	259,098	107,548
Investing activities:
Purchase of property and equipment	(582)	(300)
Capitalized internal use software	(4,746)	(3,401)
Purchases of marketable securities	(89,877)	(318,180)
Maturities of marketable securities	214,117	249,814
Acquisition of a business, net of cash acquired	(97,353)	(4,000)
Cash paid for an asset acquisition	(9,036)	—
Net cash provided by (used in) investing activities	12,523	(76,067)
Financing activities:
Proceeds from exercise of common stock options	882	787
Issuance of common stock in connection with the employee stock purchase plan	7,276	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	255,675
Repurchase and retirement of common stock	(157,384)	—
Tax withholdings on settlement of restricted stock units and performance-based restricted stock units	(116,356)	(272,258)
Payment on Repurchase Agreement with Coatue	—	(50,000)
Proceeds from repayment of non-recourse loans to employees	—	4,934
Payments for deferred offering costs	—	(10,061)
Net cash used in financing activities	(265,582)	(70,923)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,039	(39,442)
Cash, cash equivalents, and restricted cash, beginning of period	209,796	302,586
Cash, cash equivalents, and restricted cash, end of period	$215,835	$263,144

Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$211,553	$261,342
Restricted cash	4,282	1,802
Total cash, cash equivalents, and restricted cash	$215,835	$263,144

Supplemental cash flow information:
Cash paid for income taxes	$3,649	$1,210
Supplemental disclosures of noncash investing and financing activities:
Stock-based compensation capitalized in internal-use software	$908	$600
Conversion of redeemable convertible preferred stock Series E to common stock	$199,874	$—
Right-of-use assets obtained in exchange for lease obligation	$29,441	$686
Unpaid excise tax at the end of the period on repurchase and retirement of common stock included in additional paid in capital	$85	$—
Property and equipment purchased and unpaid at end of period	$57	$—
Unpaid deferred offering costs at period end	$—	$538
Conversion of redeemable convertible preferred stock for Coatue in connection with initial public offering	$—	$150,694
Conversion of redeemable convertible preferred stock for all other in connection with initial public offering	$—	$346,530
Adjustment to reflect deemed contribution from Series D and E redeemable convertible preferred stock extinguishment	$—	$104,174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Description of Business
Hinge Health, Inc. and its subsidiaries and consolidated professional corporations (collectively “Hinge Health” or the “Company”) is focused on scaling and automating the delivery of health care. Leveraging an AI-powered care model, wearable devices, and access to expert clinicians, Hinge Health delivers personalized, evidence-based care that helps people move beyond pain, improving member outcomes and experiences and reducing costs for clients. The Company’s clients are primarily self-insured employers. The Company’s members represent an eligible life who has engaged with the Company’s platform at any point and whose engagement has been billed or is contractually eligible to be billed.
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
Basis of Presentation
These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain information and note disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results or results for the full fiscal year or for any other period.
The Company’s unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its affiliated professional medical corporations. The Company’s affiliated professional medical corporations are collectively referred to as Hinge Health Digital P.C.
Hinge Health Digital P.C. contracts with or otherwise employs physicians, physical therapists, registered dieticians and other licensed health professionals in order to provide services to the Company’s members, and under certain management services agreements, the Company serves as the exclusive manager and administrator of Hinge Health Digital P.C.’s non-clinical functions and services. Hinge Health Digital P.C. are considered variable interest entities (“VIE”) for which the Company is the primary beneficiary. The Company has the rights and power to control the activities of Hinge Health Digital P.C. and as a result the Company consolidates the activities of Hinge Health Digital P.C.
As of September 30, 2026 and December 31, 2025, total assets of the VIEs, all of which are current, were $4.5 million and $3.8 million, respectively, and total liabilities, all of which are current, were $2.3 million and $1.3 million, respectively, after the elimination of intercompany transaction balances.
All intercompany transactions and balances have been eliminated upon consolidation.
Any reference in these notes to applicable guidance is meant to refer to authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Significant Accounting Policies
Except for the Business Combinations accounting policy noted below, there have been no material updates to the significant accounting policies of the Company during the three and nine months ended September 30, 2026 as compared to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements. Significant items that require estimates include, but are not limited to, variable consideration to recognize revenue, inventory valuation, estimated credit losses, income taxes, capitalized internal-use software development costs, the period of benefit for deferred commissions, valuation of acquired intangible assets, the incremental borrowing rate used to determine lease liabilities, the assessment of recoverability of goodwill, intangible assets and their estimated useful lives, and accounting for stock-based compensation. Despite management’s intention to establish accurate estimates and use reasonable assumptions, actual results may vary from management’s estimates.
Business Combinations
When the Company acquires a business, the purchase price is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users and acquired technology from a market participant perspective, future changes in technology, royalty rates for similar assets, useful lives and discount rates. For certain assets where the replacement cost valuation methodology is applied, significant estimates include the cost to recreate such assets. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company includes the results of operations of the business that it acquired from the acquisition date through the end of the reporting period. Acquisition-related expenses are expensed as incurred and are generally included in operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Leases
Leases are accounted for under ASC 842, Leases. The Company determines if an arrangement is a lease at inception. The Company’s lease agreements generally contain lease and non-lease components. Payments under its lease arrangements are primarily fixed. Non-lease components primarily include payments for maintenance and utilities. The Company combines fixed payments for non-lease components with lease payments and accounts for them together as a single lease component, which increases the amount of the Company’s right-of-use (“ROU”) assets and lease liabilities. Certain lease agreements contain variable payments, which are expensed as incurred, and are immaterial and not included in the Company’s ROU assets and lease liabilities.
ROU assets and lease liabilities are recognized at the present value of the future lease payments as of the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate because the interest rate implicit in its leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The Company’s lease terms include a period with options to extend or terminate the lease when it is reasonably certain that it will either exercise the option to extend the lease or not exercise the option to terminate the lease. The Company generally uses the base, non-cancelable, lease term when determining the ROU assets and lease liabilities. ROU assets are adjusted for any prepaid lease payments and lease incentives.
Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to record leases with an original term of 12 months or less on its consolidated balance sheet and recognizes those lease payments in operating expenses in the consolidated statements of operations and comprehensive income (loss).

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
The Company monitors accounts receivable for uncollectible accounts on an ongoing basis. No client represented greater than 10% of the Company’s accounts receivable as of September 30, 2026 and December 31, 2025. Additionally, no client represented greater than 10% of the Company’s revenue for the three and nine months ended September 30, 2026 and 2025. For the purpose of assessing the concentration of credit risk for significant clients, the Company defines a client as a business or organization that purchases access to the Company’s platform directly from the Company or indirectly through one of the Company’s partners. A substantial portion of the Company's client relationships are contracted through a limited number of health plans and other partners. Revenue from client contracts entered into through the Company’s partners represented 86% and 83% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 85% and 82% of total revenue for the nine months ended September 30, 2026 and 2025, respectively.
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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts receivable, net as of September 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	September 30, 2026	December 31, 2025
Billed accounts receivable	$94,500	$51,037
Unbilled accounts receivable	61,679	21,116
Allowance for credit losses	(7,647)	(6,092)
Total accounts receivable, net	$148,532	$66,061
Allowances for credit losses are provided for those outstanding balances considered to be uncollectible based on the age of each outstanding invoice, historical collection history and the client’s expected ability to pay. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for credit losses.
Allowance for credit losses during the three and nine months ended September 30, 2026 and 2025 were composed of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$6,706	$7,649	$6,092	$6,470
Provision for credit losses	914	560	2,527	3,340
Write-off for credit losses, net	27	(958)	(972)	(2,559)
Balance, end of period	$7,647	$7,251	$7,647	$7,251
Deferred Inventory Costs
Deferred inventory costs are primarily composed of the Company’s kits and Enso device, which are sent to members. The Company amortizes the costs associated with the kits and devices over the member subscription period, consistent with the transfer to the member of the service to which the kits and devices relate. These costs are amortized ratably over the member subscription period and are included in cost of revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). Deferred inventory costs as of September 30, 2026 and December 31, 2025 were $27.7 million and $19.6 million, respectively, which were recorded to prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.
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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the activity of the Company’s deferred commission balances during the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$54,781	$31,859	$40,990	$24,078
Capitalized costs	25,166	18,709	74,247	46,360
Amortized costs	(21,716)	(12,566)	(57,006)	(32,436)
Balance, end of period	$58,231	$38,002	$58,231	$38,002
Classified as:
Deferred commissions - current	$46,599	$29,050	$46,599	$29,050
Other assets - noncurrent	11,632	8,952	11,632	8,952
Balance	$58,231	$38,002	$58,231	$38,002
Deferred Revenue
Deferred revenue primarily consists of amounts which the Company has billed or can contractually bill from subscription services and is recognized as the revenue recognition criteria are met.
The following table summarizes the changes in the deferred revenue balances during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$416,466	$275,138	$300,855	$217,632
Add: billings during the period	277,678	178,768	788,413	499,197
Less: revenue recognized	(234,970)	(154,211)	(630,094)	(417,134)
Balance, end of period	$459,174	$299,695	$459,174	$299,695
The Company’s performance obligations are satisfied within 12 months of a member performing their first billable activity. As of September 30, 2026 and December 31, 2025, the deferred revenue balance was composed entirely of noncancellable performance obligations that will be satisfied within 12 months.
The Company recognized revenue of $197.7 million and $130.7 million during the three months ended September 30, 2026 and 2025, respectively, which was included in deferred revenue balances at the beginning of the respective periods. The Company recognized revenue of $287.6 million and $209.4 million during the nine months ended September 30, 2026 and 2025, respectively, which was included in deferred revenue balances at the beginning of the respective periods.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Company determines it has a contract with a customer: (1) when the contract has been approved by the Company and the client; (2) it can identify each party’s rights regarding the services to be transferred and the payment terms for the services; (3) it has determined that the client has the ability and intent to pay; and (4) its members have engaged with the platform. The Company applies judgment in determining the client’s ability and intent to pay, which is based on a variety of factors, including the client’s payment history or, for a new client, its reputation and relationship with a health plan partner, as applicable. The Company’s typical contracts have a stated contractual term of three years, however for revenue recognition purposes, the contractual period is one year to align with the member subscription period as there are no enforceable rights and obligations until a subscription period for a member commences upon a first billable activity. After the initial stated contractual term, the Company’s contracts renew automatically for additional one-year terms unless notice of termination is given by the client or the Company.
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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The transaction price is a fixed annual fee or a variable fee based on member engagement activity during a service period. The Company’s contracts are billed either (1) after a member’s first completed billable activity for fixed annual fee contracts, (2) throughout the service period upon the achievement of cohort milestones, or (3) throughout the service period based upon member engagement activity. When the billable volume varies based upon the achievement of cohort milestones or member engagement activity, the consideration is variable at the time the contract is entered into. When the billable amount varies the Company estimates the variable consideration per member using the expected value method. The estimate is based on the Company’s historical experience with average member usage and cohort milestone achievement and is refreshed quarterly to ensure that a significant reversal in revenue will not occur and the estimates of billable amounts and constraints are adjusted for changes in member behavior over time. To the extent the Company cannot estimate with reasonable certainty the likelihood that the variable consideration will be achieved, the Company constrains this portion of the transaction price and recognizes it when or as the uncertainty is resolved. Based on historical achievement or member engagement experience and quarterly lookbacks, the Company adjusts revenue when the uncertainty has been resolved. If the actual amounts of consideration received differ from its estimates, the Company adjusts reported revenue in the period such variances become known. For the three and nine months ended September 30, 2026 and 2025 changes to estimated variable consideration were not material.
Most members have access to the Company’s platform for a 12-month subscription term that begins after the individual has completed their first billable activity on the platform. The Company does not earn any fees until this point. The Company recognizes revenue for each member ratably over the 12-month member subscription period in order to match the pattern of revenue recognition to the pattern of costs incurred in delivering its platform.
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
On February 18, 2025, the Company entered into a stock repurchase agreement (“Stock Repurchase Agreement”) with Coatue US 70 LLC and Coatue Growth Fund IV LP (collectively, “Coatue”). Pursuant to the Stock Repurchase Agreement, immediately prior to the completion of the Company’s initial public offering (the “IPO”), the Company repurchased shares of Series E preferred stock from Coatue US 70 LLC for an aggregate purchase price of $50.0 million (“Series E Repurchase”). The closing of the IPO was not conditioned upon the completion of the Series E Repurchase. Concurrently with the Stock Repurchase Agreement, the Company entered into a participation letter with Coatue, pursuant to which Coatue had the right, but not the obligation, to purchase from the Company at the IPO price an aggregate number of shares of Class A common stock in the Company’s IPO up to 5% of the shares of Class A common stock offered in the IPO. Additionally, Coatue voluntarily converted all of its remaining shares of Series E preferred stock into shares of Class B common stock immediately prior to the completion of the IPO and consented to convert and reclassify its shares of Series D Preferred Stock into shares of Class B common stock effective immediately prior to the completion of the IPO.
As of March 31, 2025, the Company recorded a deemed contribution of $104.2 million upon the extinguishment of Series D and E Preferred Stock charged to additional paid-in capital in the unaudited condensed consolidated balance sheets. During the three months ended June 30, 2025 the Company repurchased 833,333 shares of Series E preferred stock from Coatue and paid Coatue $50.0 million which is reflected as a conversion from preferred stock to common stock in the unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity.
In May 2026, the remaining 2,581,837 shares of Series E preferred stock were voluntarily converted, at the option of the holder, on a 1:1 basis into shares of Class A common stock.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. If the Company has reported net losses for a period presented, potentially dilutive securities for that period are antidilutive and, accordingly, basic net loss per share equals diluted net loss per share.
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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
There were no transfers into or out of Level 3 securities during the nine months ended September 30, 2026 and the year ended December 31, 2025.
As of September 30, 2026 and December 31, 2025, cash equivalents and marketable securities and the fair value hierarchy level consisted of the following (in thousands):

		September 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$127,155	$—	$—	$127,155
Total cash equivalents		127,155	—	—	127,155
Marketable securities:
Agency bonds	Level 2	40,293	—	(161)	40,132
Commercial paper	Level 2	20,909	—	(6)	20,903
Corporate bonds	Level 2	14,033	—	(97)	13,936
U.S. treasury securities	Level 1	8,134	—	(3)	8,131
Total short-term marketable securities		83,369	—	(267)	83,102
Agency bonds	Level 2	60,196	—	(654)	59,542
Total long-term marketable securities		60,196	—	(654)	59,542
Total assets		$270,720	$—	$(921)	$269,799

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$167,569	$—	$—	$167,569
Total cash equivalents		167,569	—	—	167,569
Marketable securities:
Commercial paper	Level 2	105,824	56	—	105,880
U.S. treasury securities	Level 1	30,882	11	—	30,893
Agency bonds	Level 2	14,999	—	(14)	14,985
Corporate bonds	Level 2	4,108	1	—	4,109
Total short-term marketable securities		155,813	68	(14)	155,867
Agency bonds	Level 2	103,380	19	(100)	103,299
Corporate bonds	Level 2	9,866	7	—	9,873
Total long-term marketable securities		113,246	26	(100)	113,172
Total assets		$436,628	$94	$(114)	$436,608
As of September 30, 2026 and December 31, 2025 the contractual maturities of the marketable securities were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Total Fair Value	Amortized Cost	Total Fair Value
Less than one year	$83,369	$83,102	$155,813	$155,867
Due in 1-5 years	60,196	59,542	113,246	113,172
Total	$143,565	$142,644	$269,059	$269,039
The Company does not intend to sell the marketable securities, and it is not more likely than not that the Company will be required to sell the marketable securities before recovery of their amortized cost basis, which may be at maturity.
For the three and nine months ended September 30, 2026 and 2025 interest income earned from cash and cash equivalents and marketable securities included in other income, net in the unaudited condensed consolidated statements of operations and comprehensive income (loss), was composed of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash and cash equivalents	$2,728	$2,325	$8,363	$7,844
Marketable securities	716	2,135	2,906	6,044
Total	$3,444	$4,460	$11,269	$13,888
4.    Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred inventory costs	$27,697	$19,595
Other prepaid expenses	15,468	18,196
Prepaid marketing expenses	9,529	12,736
Other current assets	6,197	6,474
Total prepaid expenses and other current assets	$58,891	$57,001

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Deferred inventory costs for members are amortized ratably over the membership subscription period. The amortization cost for the three months ended September 30, 2026 and 2025 were $13.3 million and $9.3 million, respectively, and for the nine months ended September 30, 2026 and 2025 were $36.4 million and $24.4 million, respectively. These amortization costs are included in cost of revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Inventory
Inventory as of September 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$7,917	$6,560
Work in process	35	116
Finished goods	11,234	8,960
Total inventory	$19,186	$15,636
As of September 30, 2026 and December 31, 2025 inventory primarily consisted of the Company’s Enso devices that have not been shipped to members.
Property, Equipment, and Software, Net
Property, equipment, and software, net as of September 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	September 30, 2026	December 31, 2025
Capitalized internal-use software	$28,159	$22,485
Computers software and equipment	4,595	4,879
Machinery and equipment	1,265	2,015
Furniture and fixtures	771	688
Leasehold improvements	203	203
Total	34,993	30,270
Accumulated depreciation and amortization	(21,004)	(19,780)
Property, equipment and software, net	$13,989	$10,490
During the three months ended September 30, 2026 and 2025 depreciation expense was $0.2 million and $0.3 million, respectively, and during the nine months ended September 30, 2026 and 2025 depreciation expense was $0.7 million and $1.0 million, respectively. During the three months ended September 30, 2026 and 2025 the Company capitalized internal-use software costs of $1.6 million (excluding $0.2 million in stock-based compensation expense) and $1.1 million (excluding $0.4 million in stock-based compensation expense), respectively, and incurred amortization expense of $0.8 million and $0.7 million, respectively. During the nine months ended September 30, 2026 and 2025 the Company capitalized internal-use software costs of $4.7 million (excluding $0.9 million in stock-based compensation expense) and $3.4 million (excluding $0.6 million in stock-based compensation expense), respectively, and incurred amortization expense of $2.1 million and $2.3 million, respectively.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2026 and December 31, 2025 was composed of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued employee related costs	$7,226	$9,259
Accrued employee stock purchase plan liability	5,046	2,203
Accrued commissions	29,686	20,856
Accrued taxes payable	9,277	6,168
Accrued client refunds	9,650	6,295
Accrued other	19,931	12,550
Total accounts payable and accrued liabilities	$80,816	$57,331
5.    Acquisition
On August 31, 2026, the Company acquired all outstanding equity interests of Cylinder Health, Inc., (“Cylinder”), a virtual-first digestive healthcare company. The acquisition expands the Company’s digital offerings to include gastrointestinal care alongside its existing musculoskeletal and migraine care programs. The aggregate purchase consideration was $105.8 million. No noncash consideration was transferred.
The Company incurred $2.5 million of acquisition-related costs, which were recorded in operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2026.
In connection with the acquisition, approximately $1.4 million of consideration otherwise allocable to certain employee-shareholders was subject to a 366-day continuous-employment condition. Because payment is contingent on post-acquisition service, the amount was excluded from purchase consideration and will be recognized as compensation expense over the approximately 12-month requisite service period.
The preliminary fair values of assets acquired and liabilities assumed as of the acquisition date were as follows (in thousands):

Cash and cash equivalents	$8,465
Accounts receivable	5,595
Inventory	299
Prepaid expenses and other current assets	523
Goodwill	48,934
Intangible assets	55,000
Total assets acquired	118,816
Accounts payable and accrued liabilities	9,072
Deferred revenue	1,578
Deferred tax liabilities	2,348
Total liabilities assumed	12,998
Total purchase consideration	$105,818
The acquired assets and assumed liabilities were recognized at their estimated acquisition-date fair values. The fair value of customer relationships was estimated using the multi-period excess earnings method, while the fair values of developed technology and trade name were estimated using the relief from royalty method. The excess of the purchase consideration over the fair value of the identifiable net assets acquired was recognized as goodwill. Goodwill is primarily attributable to the assembled workforce and anticipated synergies from integrating Cylinder's technology and service offerings with the Company's platform. None of the goodwill is expected to be deductible for income tax purposes.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The purchase price allocation is preliminary and may change as the Company completes its assessment of the acquired assets and assumed liabilities, including the related deferred tax effects. The Company is also finalizing the post-closing working capital adjustment under the Merger Agreement. The preliminary fair values and estimated useful lives of the identifiable intangible assets were as follows (in thousands, except years):

	Fair Value	Useful Lives
Customer relationships	$33,800	6 years
Developed technology	20,300	6 years
Tradenames	900	3 years
Total	$55,000
From the acquisition date, Cylinder’s results of operations were not material to the Company's unaudited condensed consolidated financial statements. Supplemental pro forma revenue and net loss information has not been presented because Cylinder’s historical results were not material to the unaudited condensed consolidated financial statements for any period presented.
6.    Goodwill and Intangible Assets
The changes in goodwill as of December 31, 2025 and September 30, 2026 were as follows (in thousands):

Balance, as of December 31, 2025	$64,096
Cylinder acquisition	48,934
Balance, as of September 30, 2026	$113,030
Intangible assets, net as of September 30, 2026 and December 31, 2025 were as follows (in thousands, except years):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Customer relationships	$33,800	$(537)	$33,263	5.9
Developed technology	36,847	(2,944)	33,903	4.7
Tradenames	1,542	(380)	1,162	3.3
Total	$72,189	$(3,861)	$68,328

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Developed technology	$4,072	$(1,895)	$2,177	2.9
Tradenames	642	(307)	335	5.3
Total	$4,714	$(2,202)	$2,512
In September 2026, the Company made an asset acquisition for $10.0 million in cash. The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, as the acquired assets and liabilities did not constitute a business, and the Company recognized developed technology of $12.5 million, deferred tax liabilities of $1.8 million and accounts payable and accrued liabilities of $0.7 million.
The useful life of customer relationships is six years, the useful lives of developed technology ranges from three to eight years and the useful lives of tradenames ranges from three to ten years. Amortization expense for the three months ended September 30, 2026 and 2025, was $1.2 million and $0.2 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $1.7 million and $0.6 million, respectively.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2026, future amortization expense related to the intangible assets was estimated as follows (in thousands):

2026 (remainder)	$3,488
2027	14,373
2028	13,897
2029	12,447
2030	9,081
Thereafter	15,042
Total	$68,328
7.    Commitments and Contingencies
Legal and Tax Matters
As of September 30, 2026 and December 31, 2025 the Company is not subject to any pending or threatened litigation, individually or in the aggregate, for which it is reasonably possible to have a material effect on its unaudited condensed consolidated financial position or results of operations. In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Based on the Company’s evaluation under ASC 450, Contingencies, a reserve is established for the estimated liability related to these taxes as and when the amounts are considered probable. For taxes that are reasonably possible, such an estimate cannot be made.
Other Obligations
The Company enters into various non-cancellable agreements that are enforceable and legally binding, including the purchase of cloud hosting arrangements. The Company's noncancellable obligations as of September 30, 2026, excluding leases which are discussed in Note 8, Leases, are composed of $4.5 million for the remainder of 2026, $11.5 million for 2027, $10.2 million for 2028, and $2.9 million for 2029.
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
8.    Leases
The Company leases office spaces under non-cancelable operating lease agreements. The Company's leases have remaining lease terms of approximately one to ten years, which represent the non-cancellable periods of the leases. Lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as variable payments for common area maintenance and administrative services. The Company has also received certain incentives from landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On August 18, 2026, the Company entered into an office lease agreement for approximately 119,278 rentable square feet located at 300 Mission Street, San Francisco, California. The lease commencement date was August 25, 2026 for three floors and the Company anticipates it will be in November 2026 for an additional floor. The agreement includes a tenant improvement allowance totaling up to $17.9 million. To secure its obligations under the lease, the Company entered into an irrevocable standby letter of credit in an amount of $2.8 million, which was recorded as restricted cash in other assets in the unaudited condensed consolidated balance sheets. The Company used an incremental borrowing rate of 5.79%, which resulted in an ROU asset and an operating lease liability of $28.7 million which are recorded in the unaudited condensed consolidated balance sheets.
The components of total lease cost for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$1,494	$1,082	$3,644	$3,228
Short-term lease costs	256	64	689	124
Variable lease costs	85	83	307	328
Total lease costs	$1,835	$1,229	$4,640	$3,680
Supplemental condensed consolidated cash flow and other information related to leases for the periods presented were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in lease liabilities:
Cash flows from operations related to operating lease liabilities	$3,687	$3,409
Information relating to the lease term and discount rate for leases were as follows (in years and in percentages):

	Nine Months Ended September 30,
	2026	2025
Weighted-average remaining lease term (in years)	9.01	2.22
Weighted-average discount rate (in percentages)	6.14%	9.64%
As of September 30, 2026, remaining future minimum lease payment obligations under the Company’s noncancellable operating leases were as follows (in thousands):

2026 (remainder)	$1,258
2027	3,926
2028	2,900
2029	5,818
2030	7,286
Thereafter	48,179
Total lease payments	69,367
Less: tenant improvement allowance	(15,960)
Less: imputed interest	(19,529)
Present value of lease liabilities	$33,878
Classified as:
Lease liabilities - current	$4,721
Lease liabilities - non current	29,157
Total lease liabilities	$33,878

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.    Redeemable Convertible Preferred Stock
There were no shares of redeemable convertible preferred stock (“Preferred Stock”) issued or outstanding as of September 30, 2026. During the nine months ended September 30, 2026, all 2,581,837 outstanding shares of Series E preferred stock were voluntarily converted, at the option of the holder, into shares of Class A common stock, and no shares of Series E preferred stock may be reissued.
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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fully Paid and Non-Assessable—All of the shares of the Series E preferred stock outstanding as of December 31, 2025 were fully paid and non-assessable.
10.    Common Stock, Equity Incentive Plans and Stock-Based Compensation
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
In May 2025, prior to the completion of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorized a total of 1,000,000,000 shares of Class A common stock, 120,000,000 shares of Class B common stock, 4,330,341 shares of Series E preferred stock, and 100,000,000 shares of undesignated preferred stock. The amended and restated certificate of incorporation provided for the Common Stock and Series E Preferred Stock Reclassification and the Preferred Stock Conversion. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of Class B common stock is entitled to fifteen votes per share and is convertible into one share of Class A common stock at any time. The Company’s Class B common stock also will automatically convert into shares of Class A common stock upon certain transfers and other events.
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
On July 29, 2026, the Company’s board of directors approved an increase to the share repurchase program, resulting in $300.0 million of its Class A common stock available for future repurchase as of such date, for a total aggregate amount authorized under the share repurchase program of $496.5 million as of such date.
During the nine months ended September 30, 2026, the Company repurchased and cancelled 3,230,643 shares of Class A common stock for $157.4 million. The Company's policy is to record the repurchase to additional paid-in capital in the unaudited condensed consolidated balance sheets.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2025 Incentive Award Plan
In March 2025, the Company’s board of directors adopted, and the stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”). The 2025 Plan became effective on the business day immediately prior to the date of effectiveness of the registration statement on Form S-1 relating to the Company's IPO (the “IPO Registration Statement”), and is the successor to and continuation of the 2017 Plan. Stock options and restricted stock units granted generally vest over four years. As of September 30, 2026, there were 15,411,215 shares of Class A common stock available to be issued under the 2025 Plan.
2025 Employee Stock Purchase Plan
In March 2025, the Company’s board of directors adopted, and the stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and became effective on the business day immediately prior to the date of effectiveness of the IPO Registration Statement. The ESPP is designed to enable eligible employees to purchase shares of the Company's Class A common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP is for one year and consists of two six-month purchase periods, except for the first purchase period post-IPO. The purchase price for shares of Class A common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s Class A common stock on the first day of the applicable offering period and the fair market value of the Company’s Class A common stock on the last day of each purchase period. As of September 30, 2026, there were 2,632,440 shares of Class A common stock available to be issued under the ESPP.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and nine months ended September 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$959	$1,401	$2,924	$17,842
Research and development	7,551	8,259	18,102	257,068
Sales and marketing	6,050	5,960	16,019	101,010
General and administrative	4,980	19,227	13,279	249,917
Total stock-based compensation expense	$19,540	$34,847	$50,324	$625,837
Restricted Stock Units and Performance-Based Restricted Stock Units
The following is a summary of the Company’s RSU and PRSU activity during the nine months ended September 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value (per share)	Number of Performance-Based Restricted Stock Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of December 31, 2025	5,043,604	$32.02	5,693,602	$21.84
Granted	3,601,344	52.61	—	—
Vested	(1,590,697)	32.23	(1,915,100)	20.43
Forfeited	(722,101)	33.80	—	—
Outstanding as of September 30, 2026	6,332,150	43.49	3,778,502	22.55
As of September 30, 2026 the Company had $212.4 million of unrecognized stock-based compensation expense related to RSUs that will be recognized over the weighted average period of 1.9 years.
The intrinsic value of the RSUs was $615.7 million as of September 30, 2026.
As of September 30, 2026 the Company's stock-based compensation expense related to PRSUs was fully expensed.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The intrinsic value of the PRSUs was $367.4 million as of September 30, 2026.
In July 2026, the market capitalization goal applicable to PRSUs previously granted to Daniel Perez, the Company’s Chief Executive Officer ("CEO") and Co-Founder, and Gabriel Mecklenburg, the Company’s Executive Chairman and Co-Founder, was achieved, and PRSUs covering 944,250 shares of Class B common stock held by each of Messrs. Perez and Mecklenburg vested upon certification of achievement by the compensation committee of the Company's board of directors.
The PRSUs held by Messrs. Perez and Mecklenburg settled on July 27, 2026, and August 4, 2026, respectively, with Mr. Mecklenburg's settlement occurring following early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company net settled the awards by withholding and retiring 509,423 shares of Class B common stock to satisfy the holders' federal and state tax withholding obligations, resulting in the net issuance of 434,827 shares of Class B common stock to each of Messrs. Perez and Mecklenburg. The related tax withholding obligations of $37.9 and $39.6 million, respectively, were paid by the Company during the three months ended September 30, 2026. As of September 30, 2026, there are 3,777,002 PRSUs outstanding to Mr. Perez. There are no outstanding PRSUs to Mr. Mecklenburg.
Stock Options
Stock options granted under the 2017 Plan generally expire within ten years from the date of grant, generally vest over four years and are exercisable for shares of the Company’s common stock. The Company has not issued stock options since March 31, 2021. A summary of the stock options and changes during the nine months ended September 30, 2026 is presented below:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2025	1,363,995	$1.64	3.4	$61,121
Options exercised	(591,141)	1.48
Options forfeited	(2,214)	5.57
Balances at September 30, 2026	770,640	$1.74	3.3	$73,596
Options exercisable at September 30, 2026	770,640	$1.74	3.3	$73,596
Options vested at September 30, 2026	770,640	$1.74	3.3	$73,596
As of September 30, 2026, the options are fully vested. The fair value of the options were expensed over the vesting period, on a straight-line basis, as the services were being provided. The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the fair value of the Company’s common stock. The total intrinsic value of options exercised during the nine months ended September 30, 2026 was $56.6 million.
Employee Stock Purchase Plan
The fair value of each ESPP share is estimated on the enrollment date of the most recent offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

	September 30, 2026
	Six Months	1 Year
Risk-free interest rate	3.7%	3.8%
Expected volatility	55.7%	65.6%
Expected term (in years)	0.5	1.0
Expected dividend rate	0%	0%

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has two open enrollment periods under the ESPP which are presented below:

September 30, 2026
	Enrollment Period 1		Enrollment Period 2
	6 months	12 months	6 months	12 months
Enrollment date	May 2026	May 2026	November 2025	November 2025
Fair value per share	$19.4	$23.8	$15.7	$18.3
As of September 30, 2026, the Company had $4.2 million of unrecognized compensation expense related to the ESPP that will be recognized over a weighted average period of 0.5 years.
11.    Income Taxes
The Company calculates income tax expense (benefit) in interim periods by applying an estimated annual effective tax rate ("AETR") to income before income taxes and recognizing the tax effects of discrete items in the period in which they occur.
The income tax benefit for the three and nine months ended September 30, 2026 primarily related to the excess tax benefits from stock-based compensation and the release of valuation allowances based on the expected reversal of deferred tax liabilities associated with acquired intangible assets. The income tax expense for the three and nine months ended September 30, 2025 primarily related to state and foreign income taxes and for the nine month period, included a benefit due to stock-based compensation expense incurred as part of the IPO.
The Company's income tax provision includes federal, state, and foreign income tax components. The federal provision reflects limitations on the utilization of net operating loss carryforwards and tax credits under applicable tax law. The Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets, except to the extent supported by reversals of deferred tax liabilities associated with acquired intangible assets. After applying the valuation allowance, the Company reports a net deferred tax liability.
12.    Net Income (Loss) Per Share
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

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the reconciliation of the numerator and denominator for calculating basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$57,398	$(1,844)	$136,217	$(560,356)
Adjustment to reflect deemed contribution from Series D and Series E redeemable convertible preferred stock extinguishment (1)	—	—	—	104,174
Income allocated to participating securities	—	—	(2,051)	—
Net income (loss) attributable to common stockholders	$57,398	$(1,844)	$134,166	$(456,182)
Denominator:
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	80,868	78,858	79,493	46,173
Diluted	86,526	78,858	85,073	46,173
Net income (loss) per share attributable to common stockholders:
Basic	$0.71	$(0.02)	$1.69	$(9.88)
Diluted	$0.66	$(0.02)	$1.58	$(9.88)
(1)As discussed in Note 2. Summary of Significant Accounting Policies - Redeemable Convertible Preferred Stock, the Company has concluded that transactions contemplated by the Stock Repurchase Agreement with Coatue resulted in a modification which should be accounted for as an extinguishment transaction. This extinguishment was treated as a deemed contribution for the purpose of calculating net income attributable to common stockholders.
Certain potentially issuable shares have been excluded from the calculation of diluted net loss per share during the three and nine months ended September 30, 2025 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Preferred Stock	2,582	2,582
Stock options	2,089	2,089
Restricted stock units	5,406	5,406
Performance restricted stock units	5,691	5,691
Total	15,768	15,768
13.    Related Party Transactions
The Company engaged the law firm of Ashurst Perkins Coie US LLP for various legal services. Fees incurred for services provided by Ashurst Perkins Coie US LLP for the nine months ended September 30, 2026 were $0.4 million, and accounts payable and accrued liabilities of $0.5 million were included in the unaudited condensed consolidated balance sheets. Fees incurred for services provided by Ashurst Perkins Coie US LLP for the nine months ended September 30, 2025 were $1.1 million, and accounts payable and accrued liabilities of $0.5 million were included in the unaudited condensed consolidated balance sheets. A sibling of Daniel Perez, the Company's Chief Executive Officer and Director, was previously a partner with Ashurst Perkins Coie US LLP.
In February 2026, Mr. Perez's sibling joined the law firm of Morrison & Foerster LLP as a partner. Fees incurred for services provided by Morrison & Foerster LLP during the nine months ended September 30, 2026 were $5.0 million, and accounts payable and accrued liabilities of $1.3 million were included in the unaudited condensed consolidated balance sheets.

Hinge Health, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The table below presents the Company’s unaudited condensed consolidated net income (loss) including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$234,970	$154,211	$630,094	$417,134
Less (add):
Acquisition and other expenses (1)	2,617	1,171	3,751	4,139
Stock-based compensation expense (2)	19,540	34,847	50,324	625,837
Other segment income (loss) (3)	(2,346)	(3,795)	(5,407)	1,815
Cost of revenue (excluding 1,2,3)	28,818	26,345	83,196	73,534
Research and development (excluding 1,2,3)	27,900	22,360	79,347	67,174
Sales and marketing (excluding 1,2,3)	78,132	57,533	217,592	153,797
General and administrative (excluding 1,2,3)	22,911	17,594	65,074	51,194
Net income (loss)	$57,398	$(1,844)	$136,217	$(560,356)
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
Long-lived assets are composed of intangible assets, property, equipment and software, net and right-of-use assets. Long-lived assets by geographical location are as follows (in thousands):

	September 30, 2026	December 31, 2025
United States	$114,570	$18,679
Outside the United States	1,064	1,184
Total long-lived assets	$115,634	$19,863

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
Hinge Health leverages software, including AI, to automate care for joint and muscle health, migraine, and gastrointestinal (GI) conditions, delivering an outstanding member experience, improved member outcomes, and cost reductions for our clients. We have designed our platform to address a broad spectrum of care—from acute injury, to chronic pain, to post-surgical rehabilitation. Members receive personalized and automated care through our AI-powered motion tracking technology and a proprietary electrical nerve stimulation wearable device, all designed and monitored by our AI-supported care team of licensed physical therapists, physicians, registered dietitians, and board-certified health coaches. Our platform can help to ease members’ pain, improve their function, and reduce their need for surgeries, all while driving health equity by allowing members to engage in their care sessions from anywhere.
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

We believe that we grow efficiently because of our scalable, repeatable go-to-market model. We sell through our direct sales force and our partners. Once we contract with a client, we are most often the sole digital MSK, migraine or GI care provider offered to their contracted lives for an average contract term of three years. For the term of each contract, we are able to enroll, engage, and re-engage the client’s eligible lives, driving a recurring, repeatable revenue model. As of September 30, 2026, we had over 60 partners. Our partners include the five largest national health plans by self-insured lives, and the top three PBMs by market share.
Our software-led, AI-powered delivery model not only aims to provide a better experience for our members and a less expensive alternative for our clients, but also allows us to innovate and continuously improve our platform. Our AI-powered motion tracking technology, TrueMotion, allows us to deliver highly scalable care remotely and reduce the human hours associated with traditional physical therapy. According to our estimates based on data from 2025, our platform reduced the number of human care team hours associated with traditional physical therapy by approximately 97%. We have done this while improving our high member satisfaction over time. We are a research-led organization and routinely expand our platform with new programs, capabilities, and features. Over the last four years, we launched launched Enso to deliver a non-addictive, non-invasive alternative for pain relief; developed HingeConnect for real-time targeted care support and external provider coordination; and integrated TrueMotion, our proprietary AI-powered motion tracking technology, to replace wearable sensors for our members. In 2022, we launched women’s pelvic health, a specialized care program within our chronic program, and, in 2023, we launched a fall prevention program for eligible lives in our Medicare Advantage population. In 2025, we launched our high-performance in-person provider network for care, HingeSelect, which allows us to now provide members with end-to-end care while further reducing costs for members, employers, and health plans. In 2026, we launched our Migraine Care Program, our first expansion beyond joint and muscle pain, offering rapid drug-free pain relief, personalized trigger management, and expert-led prevention for members. In August 2026, we acquired Cylinder Health, Inc. (“Cylinder”), a virtual-first digestive healthcare company, and we expect to launch an integrated Gastrointestinal Care Program in 2027.
Our Business Model
Go-to-Market Motion—Revenue Generation Process
We have rapidly grown our client base, expanding to 3,270 clients as of September 30, 2026 compared to 2,560 clients as of September 30, 2025. This expansion has given us access to an increased number of contracted lives, which was 25 million as of December 31, 2025. There are two ways we increase our contracted lives: through new client additions and through accessing additional contracted lives within a current client.
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
Depending on a client’s needs, we have the ability to contract directly or through one of our many partners. Similarly, we are able to invoice a client directly or submit via claims through a client’s health plan. If a client chooses to pay via claims through a health plan, the cost typically comes directly out of their medical budget for the year and is embedded in their medical costs, rather than a separate discretionary budget. Allocation of the spend on Hinge Health to the client’s existing healthcare budget enables faster implementation as it avoids a potentially lengthy approval process. Our agreements with partners help us simplify contracting and implementation with clients. In the first nine months of 2026 and in 2025, the vast majority of our contracts were completed via our partners, negating the need for many clients to contract directly with us since many clients can leverage existing contracts through our partners. This is a significant strategic advantage for us as it enables implementation and launch of our platform as quickly as a few weeks after entering into a contract. As a result, most implementations are completed in a 40-100 day period.

Once our platform is launched, clients only pay for the members that engage with our programs. We typically provide various performance guarantees to our clients that may include engagement thresholds, member reported outcomes, and return on investment, where we put a portion of our fees at risk. We have historically paid an immaterial amount related to these performance guarantees. Upon onboarding, a member’s paid subscription is typically for one year. To increase awareness within our clients’ employee bases, we have an enrollment marketing team that engages with our partners and our clients’ human resources benefits team in targeted marketing campaigns to encourage eligible lives who would benefit from our platform to enroll.
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
Retaining our existing clients is also integral to our success. Our software-led, AI-powered delivery model aims to provide a better experience for our members and a less expensive alternative for our clients. Once we contract with a client, we are typically the sole digital MSK, migraine or GI care provider to their contracted lives for an average contract term of three years. Our 12-month client retention rate was 97% as of December 31, 2025.
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

Innovation and Client Product Adoption
We are committed to continuous innovation at Hinge Health. We believe the market for automating care is still in its early stages and intend to continue investing for long-term growth. We enable positive member outcomes and proven cost reductions by pairing an AI-powered care model and wearable devices have continually driven innovations in automating care since 2014.
These innovations include TrueMotion, our proprietary AI-powered motion tracking technology, Enso, our FDA-cleared, wearable device for lasting pain relief, and HingeConnect, our proprietary AI-driven database for real-time care interventions and external provider coordination. We also offer specialized care for women’s pelvic health and a fall prevention program to help adults aged 65 and older improve their physical abilities. In 2025, we launched HingeSelect, our high performance in-person provider network for care. In 2026, we launched our Migraine Care Program, our first expansion beyond joint and muscle pain, offering rapid drug-free pain relief, personalized trigger management, and expert-led prevention for members. All of our programs are available for use from a single application, with members having the ability to treat multiple indications at once.
On August 31, 2026, we acquired Cylinder Health, Inc. ("Cylinder"). The acquisition is intended to combine Cylinder's clinical expertise and existing market footprint with Hinge Health’s AI-powered care model and technology platform to deliver support in a single app with an integrated Gastrointestinal Care Program, expected to launch in 2027.
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

	September 30, 2026	September 30, 2025	December 31, 2025	December 31, 2024
Clients	3,270	2,560	2,830	2,256
LTM calculated billings (in thousands)	$960,230	$624,171	$671,418	$467,504

	December 31, 2025	December 31, 2024
Members	782,890	532,326
LTM average eligible lives (in thousands)	20,105	15,747
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
Provision For (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions and certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. federal and state deferred tax assets, except to the extent supported by reversals of deferred tax liabilities associated with acquired intangible assets. After applying the valuation allowance, we report a net deferred tax liability.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$234,970	$154,211	$630,094	$417,134
Cost of revenue (1)	30,640	28,012	87,582	92,939
Gross profit	204,330	126,199	542,512	324,195
Operating expenses:
Research and development (1)	37,473	31,921	101,868	335,382
Sales and marketing (1)	85,241	63,520	235,451	257,464
General and administrative (1)	31,291	36,851	82,359	304,976
Total operating expenses	154,005	132,292	419,678	897,822
Income (loss) from operations	50,325	(6,093)	122,834	(573,627)
Other income:
Other income, net	3,392	4,455	11,255	14,147
Net income (loss) before income taxes	53,717	(1,638)	134,089	(559,480)
(Benefit from) provision for income taxes	(3,681)	206	(2,128)	876
Net income (loss)	$57,398	$(1,844)	$136,217	$(560,356)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$959	$1,401	$2,924	$17,842
Research and development	7,551	8,259	18,102	257,068
Sales and marketing	6,050	5,960	16,019	101,010
General and administrative	4,980	19,227	13,279	249,917
Total stock-based compensation expense	$19,540	$34,847	$50,324	$625,837

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	13%	18%	14%	22%
Gross profit	87%	82%	86%	78%
Operating expenses:
Research and development	16%	21%	16%	80%
Sales and marketing	36%	41%	37%	62%
General and administrative	14%	23%	14%	73%
Total operating expenses	66%	85%	67%	215%
Income (loss) from operations	21%	(3)%	19%	(138)%
Other income:
Other income, net	2%	3%	3%	3%
Net income (loss) before income taxes	23%	—%	22%	(134)%
(Benefit from) provision for income taxes	(2)%	—%	—%	—%
Net income (loss)	25%	—%	22%	(134)%
Note: Totals of percentage of revenue may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$234,970	$154,211	$80,759	52%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$630,094	$417,134	$212,960	51%
Revenue for the three months ended September 30, 2026 increased by $80.8 million, or 52%, compared to the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 increased by $213.0 million, or 51%, compared to the nine months ended September 30, 2025. The increases were primarily due to revenue growth from existing clients. Due to the timing of our sales cycle, revenue from new clients contracted in a given year is largely recognized in the following year. As such, the majority of our revenue growth during the three and nine months ended September 30, 2026 came from existing clients that were contracted in 2025 or prior. The increase within existing clients was the result of retaining members within, and adding more members to, our existing member base.
Cost of Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$30,640	$28,012	$2,628	9%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$87,582	$92,939	$(5,357)	(6)%
Cost of revenue for the three months ended September 30, 2026 increased by $2.6 million, or 9%, compared to the three months ended September 30, 2025. The increase was due to an increase of $3.4 million in inventory costs and an increase of $0.4 million in amortization of intangible assets, partially offset by a decrease of $1.5 million in personnel-related costs.
Cost of revenue for the nine months ended September 30, 2026 decreased by $5.4 million, or 6%, compared to the nine months ended September 30, 2025. The decrease was due to a decrease of $14.9 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs achieved in the second quarter of 2025 in connection with the IPO, a decrease of $3.3 million in personnel-related costs, and a decrease of $0.7 million in employer payroll tax expense related to stock-based compensation expense. The decrease was partially offset by an increase of $10.0 million in inventory costs, net of a tariff refund of $1.7 million, an increase of $2.8 million in hosting costs, and an increase of $0.5 million in amortization of intangible assets.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Gross profit	$204,330	$126,199	$78,131	62%
Gross margin	87%	82%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Gross profit	$542,512	$324,195	$218,317	67%
Gross margin	86%	78%
Gross margin for the three months ended September 30, 2026 increased by 5 percentage points compared to the three months ended September 30, 2025. Gross margin for the nine months ended September 30, 2026 increased by 8 percentage points compared to the nine months ended September 30, 2025. The increases were primarily due to an increase in efficiencies related to our care team operations during the three and nine months ended September 30, 2026 and decreases in stock-based compensation expense during the nine months ended September 30, 2026.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$37,473	$31,921	$5,552	17%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$101,868	$335,382	$(233,514)	(70)%
Research and development expenses for the three months ended September 30, 2026 increased by $5.6 million, or 17%, compared to the three months ended September 30, 2025. The increase was primarily due to an increase of $1.9 million in personnel-related costs, $1.8 million in information technology costs, $1.5 million in employer payroll tax expense related to stock-based compensation expense, and $0.4 million in acquisition-related costs. The increase was partially offset by a decrease of $0.7 million in stock-based compensation expense.
Research and development expenses for the nine months ended September 30, 2026 decreased by $233.5 million, or 70%, compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease of $239.0 million in stock-based compensation expense, which related to the satisfaction of certain vesting criteria for RSUs and PRSUs achieved in the second quarter of 2025 in connection with the IPO. In addition, there was a decrease of $4.3 million in employer payroll tax expense related to stock-based compensation expense. The decrease was partially offset by an increase of $4.6 million in information technology costs, $2.9 million in professional service costs and $1.5 million in acquisition-related costs.
Sales and Marketing

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$85,241	$63,520	$21,721	34%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$235,451	$257,464	$(22,013)	(9)%

Sales and marketing expenses for the three months ended September 30, 2026 increased by $21.7 million, or 34%, compared to the three months ended September 30, 2025. The increase was primarily due to an increase of $8.4 million in commissions, $5.7 million in marketing and promotion costs, $3.0 million in personnel-related costs, $0.9 million in professional service costs, $0.6 million in amortization of intangible assets and $0.5 million in hosting costs.
Sales and marketing expenses for the nine months ended September 30, 2026 decreased by $22.0 million, or 9%, compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease of $85.0 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs and PRSUs achieved in the second quarter of 2025 in connection with the IPO and $1.4 million in employer payroll tax expense related to stock-based compensation expense. The decrease was partially offset by an increase of $25.2 million in commissions, $25.2 million in marketing and promotion costs, $9.9 million in personnel-related costs, $1.5 million in professional service costs, $1.1 million in hosting costs and $0.6 million in amortization of intangible assets.
General and Administrative

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$31,291	$36,851	$(5,560)	(15)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$82,359	$304,976	$(222,617)	(73)%
General and administrative expenses for the three months ended September 30, 2026 decreased by $5.6 million, or 15%, compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease of $14.2 million in stock-based compensation expense. The decrease was partially offset by an increase of $2.2 million in legal and other costs to support public company compliance activities, $2.1 million in acquisition-related costs, $1.5 million in personnel-related costs, $1.3 million in employer payroll tax expense related to stock-based compensation expense, and $0.6 million in information technology costs.
General and administrative expenses for the nine months ended September 30, 2026 decreased by $222.6 million, or 73%, compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease of $236.6 million in stock-based compensation expense, which was related to the satisfaction of certain vesting criteria for RSUs and PRSUs achieved in the second quarter of 2025 in connection with the IPO. The decrease was partially offset by an increase of $7.5 million in legal and other costs to support public company compliance activities, $2.8 million in personnel-related costs, $2.2 million in information technology costs, and $1.9 million in acquisition-related costs.
Other Income, Net

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$3,392	$4,455	$(1,063)	(24)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$11,255	$14,147	$(2,892)	(20)%
Other income, net for the three months ended September 30, 2026 decreased $1.1 million, compared to the three months ended September 30, 2025. The decrease was primarily due to lower cash, cash equivalents, and marketable securities balances held in interest-bearing accounts, which resulted in less interest income during the period.

Other income, net for the nine months ended September 30, 2026 decreased $2.9 million, compared to the nine months ended September 30, 2025. The decrease was primarily due to lower cash, cash equivalents, and marketable securities balances held in interest-bearing accounts, which resulted in less interest income during the period.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
(Benefits from) provision for income taxes	$(3,681)	$206	$(3,887)	nm

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
(Benefits from) provision for income taxes	$(2,128)	$876	$(3,004)	nm
nm- not meaningful for presentation
Benefits from income taxes for the three months ended September 30, 2026 increased by $3.9 million compared to the three months ended September 30, 2025. Benefits from income taxes for the nine months ended September 30, 2026 increased by $3.0 million compared to the nine months ended September 30, 2025. The increase in tax benefits for both periods were primarily attributable to excess tax benefits from stock-based compensation and the release of valuation allowances based on the expected reversal of deferred tax liabilities associated with acquired intangible assets, partially offset by the tax effect of higher pre-tax income during the three and nine months ended September 30, 2026 compared with the three and nine months ended September 30, 2025.
Non-GAAP Financial Measures
In addition to our results prepared in accordance with GAAP, we believe the following non-GAAP financial measures, including non-GAAP gross profit and gross margin, non-GAAP income from operations and operating margin, and free cash flow and free cash flow margin included in this Quarterly Report, provide users of our financial information with additional useful information in evaluating our performance and liquidity and allow them to more readily compare our results across periods without the effect of non-cash and other items as detailed below. Additionally, our management and board of directors use our non-GAAP financial measures to evaluate our performance and liquidity, identify trends and make strategic decisions.
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

The following table provides a reconciliation of non-GAAP gross profit and non-GAAP gross margin to gross profit and gross margin, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
GAAP gross profit	$204,330	$126,199	$542,512	$324,195
GAAP gross margin	87%	82%	86%	78%
Non-GAAP adjustments:
Stock-based compensation expense (1)	959	1,401	2,924	17,842
Employer payroll tax expense related to stock-based compensation	134	40	284	933
Amortization of intangible assets	649	224	1,098	630
Acquisition-related expenses	80	—	80	—
Non-GAAP gross profit	$206,152	$127,864	$546,898	$343,600
Non-GAAP gross margin	88%	83%	87%	82%
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

The following table provides a reconciliation of non-GAAP income from operations and operating margin to income (loss) from operations and operating margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
GAAP income (loss) from operations	$50,325	$(6,093)	$122,834	$(573,627)
GAAP operating margin	21%	(4)%	19%	(138)%
Non-GAAP adjustments:
Stock-based compensation expense (1)	19,540	34,847	50,324	625,837
Employer payroll tax expense related to stock-based compensation	3,516	228	6,316	14,455
Amortization of intangible assets	1,211	224	1,660	630
Acquisition-related expenses	2,617	1,171	3,751	4,139
Non-GAAP income from operations	$77,209	$30,377	$184,885	$71,434
Non-GAAP operating margin	33%	20%	29%	17%
(1)Stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$959	$1,401	$2,924	$17,842
Research and development	7,551	8,259	18,102	257,068
Sales and marketing	6,050	5,960	16,019	101,010
General and administrative	4,980	19,227	13,279	249,917
Total stock-based compensation expense	$19,540	$34,847	$50,324	$625,837
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

The following table provides a reconciliation of free cash flow and free cash flow margin to net cash provided by operating activities and operating cash flow margin, the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Net cash provided by operating activities	$114,602	$82,398	$259,098	$107,548
Operating cash flow margin	49%	53%	41%	26%
Adjustment for employer taxes related to pre-IPO stock-based compensation	—	—	—	14,227
Less purchases of property, equipment and software (including capitalized internal use software)	(1,944)	(1,117)	(5,328)	(3,701)
Free cash flow	$112,658	$81,281	$253,770	$118,074
Free cash flow margin	48%	53%	40%	28%
Liquidity and Capital Resources
We have historically financed our operations primarily through payments received from our clients and net proceeds from the sale of our redeemable convertible preferred stock.
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $211.6 million, and marketable securities of $142.6 million. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Our marketable securities consist of U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. Our primary uses of cash are personnel-related, including tax withholding payments on the net settlement of equity awards, inventory and selling, marketing and related costs, as well as repurchases of our Class A common stock and acquisitions.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$259,098	$107,548
Net cash provided by (used in) investing activities	12,523	(76,067)
Net cash used in financing activities	(265,582)	(70,923)

Operating Activities
Net cash provided by operating activities was $259.1 million for the nine months ended September 30, 2026. This primarily related to our net income of $136.2 million adjusted for non-cash charges of $115.3 million and offset by net cash inflows of $7.6 million due to changes in operating assets and liabilities. The change in operating assets and liabilities was driven by an increase in deferred revenue of $156.7 million and an increase in accounts payable and accrued liabilities of $12.6 million, partially offset by an increase in accounts receivable of $79.4 million, an increase in deferred commissions of $74.2 million, an increase in inventory of $3.3 million, a decrease in operating lease liabilities of $3.1 million and an increase in prepaid expense and other current assets of $1.8 million. The changes were primarily due to the growth of our business, timing of cash receipts from clients, and timing of cash payments to our vendors.
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
Investing Activities
Net cash provided by investing activities was $12.5 million for the nine months ended September 30, 2026, driven by net maturities of marketable securities of $124.2 million, partially offset by cash used for the acquisition of Cylinder, net of cash acquired of $97.4 million, cash paid for an asset acquisition of $9.0 million, and purchases of property, equipment and capitalized internal-use software of $5.3 million.
Net cash used in investing activities was $76.1 million for the nine months ended September 30, 2025, driven by net purchases of marketable securities of $68.4 million, $4.0 million used to purchase a business and $3.7 million used for purchases of property, equipment and capitalized internal-use software.
Financing Activities
Net cash used in financing activities was $265.6 million for the nine months ended September 30, 2026, consisting of $157.4 million related to the share repurchase program described below and $116.4 million used for employee taxes related to the net settlement of RSUs and PRSUs, partially offset by $7.3 million in proceeds from our employee share purchase plan and $0.9 million in proceeds from the exercise of employee stock options.
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

Share Repurchase Program
On November 10, 2025, our board of directors approved a share repurchase program with authorization to purchase up to $250 million of our Class A common stock. On July 29, 2026, our board of directors approved an increase to the program, resulting in $300.0 million of our Class A common stock available for future repurchase as of such date, for a total aggregate amount authorized under the program of $496.5 million as of such date. As of September 30, 2026, we had repurchased an aggregate of $222.4 million of our Class A common stock under the program, and $274.1 million remained available for future repurchase.
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
Lease Obligations
We enter into various non-cancellable lease agreements for certain office space in the normal course of business. Our non-cancellable lease obligations as of September 30, 2026 were $69.4 million, of which $5.0 million is payable within 12 months.
Other Obligations
We enter into various non-cancellable agreements that are enforceable and legally binding, including the purchase of cloud hosting arrangements. Our noncancellable obligations as of September 30, 2026 were composed of $4.5 million for the remainder of 2026, $11.5 million for 2027, $10.2 million for 2028, and $2.9 million for 2029.
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
There have been no material changes to our critical accounting policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the Business Combination accounting policy discussed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Interest Rate Risk
As of September 30, 2026, we had $211.6 million in cash and cash equivalents and $142.6 million of marketable securities. Our cash, cash equivalents, and marketable securities consist of cash held in readily available checking, money market accounts, U.S. treasury securities, investment-grade corporate bonds, government agency securities, and commercial paper. As of September 30, 2026, we did not hold any financial instruments for trading or speculative purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The effect of a hypothetical 10% change in interest rates would have a $0.6 million impact on our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2026.
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
We report gains and losses from foreign currency transactions in other income in the statement of operations. The impact of foreign currency costs on our operations has been immaterial for all periods presented, but we may experience material foreign exchange gains or losses in the future. As of September 30, 2026, a 10% increase or decrease in current exchange rates would not have a material impact on our unaudited condensed consolidated financial statements.
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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are in the process of integrating Cylinder Health, Inc into our internal control over financial reporting. As permitted by SEC guidance for newly acquired businesses, we intend to exclude Cylinder Health, Inc from management’s assessment of the effectiveness of our internal control over financial reporting for the year in which the acquisition was completed.

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
While we have experienced revenue growth over recent periods, we may not be able to sustain or increase our growth or maintain profitability in the future. We incurred a net loss of $528.3 million and $11.9 million for the years ended December 31, 2025 and 2024, respectively. We generated net income of $136.2 million and a net loss of $560.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $0.9 billion. While we have achieved net income on a quarterly basis in certain periods, we have incurred net losses on an annual basis since our inception. We expect our costs will continue to increase in the foreseeable future as we expect to invest additional funds to grow our business, maintain and increase our members and clients, expand our engagement with partners, hire additional employees, including our care team, develop new programs and enhance our platform. We may not be able to sustain our growth or achieve or maintain profitability in the future. Our efforts to maintain and increase our client base and our members may be more challenging than we anticipate, and we may not be able to maintain the historical growth rate of our client base and our members. Our efforts to grow our business may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Our limited operating history may make it difficult to evaluate our current business and our future prospects.
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
As of September 30, 2026, we had over 60 partners. Historically, a majority of our clients contracted with us through a limited number of large national or regional health plans and other partners who are large nationwide PBMs. Client contracts through our partners accounted for 85% and 83% of our revenue for the nine months ended September 30, 2026 and September 30, 2025, respectively. For the nine months ended September 30, 2026 and September 30, 2025 client contracts through each of our top three partners, which are all large national health plans, represented more than 10% of our revenue. For the nine months ended September 30, 2026 and September 30, 2025, client contracts through (i) Health Care Service Corporation (“HCSC”) accounted for 16% and 18% of our revenue, respectively, (ii) Elevance Health, Inc., formerly known as Anthem, Inc. (“Elevance”), accounted for 13% and 14% of our revenue, respectively, and (iii) Aetna Life Insurance Company (“Aetna”) accounted for 10% and 10% of our revenue, respectively. These partners are not required to work with us on an exclusive basis. Additionally, we expect the distribution of revenue and our top three partners to change over time. If we are unable to establish, maintain, or grow these relationships over time or if the partners refer business to our competitors instead, we are likely to lose a portion of our clients and our business, results of operations, and financial condition will suffer. The loss of any of our key partners could impact the growth rate of our revenue, business, and results of operations as we work to obtain new partners or replacement relationships and to contract directly with affected clients or through another partner affiliated with affected clients. Additionally, if the financial terms of our agreements with key partners, particularly major health plans, become less favorable to us as they are renewed, our business, results of operations, and financial condition could be adversely affected.

Our partnership agreements generally have an average contract term of three years. As of September 30, 2026, none of our agreements with our top three partners were due to expire prior to 2027. Each of the agreements is terminable, however, by our partners for convenience, subject to a notice period. In addition, the agreements may be terminated for other reasons, which include material breach of the agreement or our insolvency. As a result, contracts with these partners may be terminated before their term expires, and our partners may seek to renegotiate the terms of their agreements before their term expires. If a partner were to terminate its contract with us, we would need to contract directly with affected clients or through another partner affiliated with affected clients, such as a PBM. In such an event, we may be required or may choose to expend resources in order to recontract with the client and such efforts could be costly, time-consuming, or ultimately unsuccessful. Our partnership agreements often include provisions for administrative or marketing fees payable to partners when we contract with a client through them. In our negotiations with health plan contracts, we may also agree to terms in favor of the health plans that could expose us to potentially high expenses or liabilities, including unfavorable indemnification clauses that promise to indemnify the plans if the use of our platform and programs does not qualify for “first-dollar” coverage due to legislative changes. See the risk factor titled “—Risks Related to Legal and Regulatory Matters—Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.”
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
We are expanding into gastrointestinal care through our acquisition of Cylinder, and our planned Gastrointestinal Care Program may not achieve the clinical outcomes, member engagement, or commercial success we anticipate.
On August 31, 2026, we acquired Cylinder, a provider of virtual-first digestive healthcare, and we intend to launch an integrated Gastrointestinal Care Program in 2027 to complement our existing MSK and Migraine Care Programs. Gastrointestinal care is a new therapeutic area for us, and we have limited operating history with respect to it. Our ability to succeed depends on, among other things, our ability to integrate Cylinder’s clinical teams, technology, and client relationships with our platform, retain key Cylinder clients, and launch the Gastrointestinal Care Program on our anticipated timeline. Cylinder’s existing clients and its relationships with pharmacy benefit managers and health plans may not continue on the same terms, or at all, following the acquisition, and integrating these relationships with our own partner relationships may be more complex or costly than we expect. Cylinder’s business also involves clinical services, including services delivered through affiliated professional medical corporations, which may increase our exposure to laws governing the corporate practice of medicine, licensure, fee splitting, and fraud and abuse, as well as to medical liability claims. Employers and health plan partners may be slower to adopt our Gastrointestinal Care Program than we anticipate, and the market includes established competitors with greater experience in this area. If we fail to successfully integrate Cylinder or our Gastrointestinal Care Program fails to demonstrate sufficient clinical value or achieve broad adoption, we may not realize the anticipated benefits of the acquisition, we may be required to record impairments of the goodwill and intangible assets acquired, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
We compete across various segments within the healthcare market, including with respect to traditional healthcare providers, physical therapy providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and telemedicine, medical devices, and health information exchanges. Larger and more established companies, which could include our partners, may focus on our markets and could directly compete with us by implementing their own solutions for digital care. Smaller companies could also launch new products and services that compete with us and that could gain market acceptance quickly. Our competitors and potential competitors include both enterprise companies that are focused on, or may enter, the healthcare industry, including initiatives and partnerships launched by these large companies, and private companies that offer point solutions for a single MSK or migraine condition. We currently face competition from a range of companies, including digital platforms that provide broad care or programs that address a segment of digital care, such as Omada Health, Inc., Sword Health Technologies, Inc., and Vori Health, Inc. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and are becoming more sophisticated and effective. We also currently face competition from health plans and health systems that may offer or develop products or services with features or benefits that overlap with our platform and programs. Large, well-financed healthcare providers and insurance carriers have in some cases developed their own products and services and may provide them to their clients at discounted prices and as supplements to traditional healthcare services. Competition could also result in pricing pressures, which could negatively impact our sales, profitability, and market share.
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
We have in the past and may in the future make acquisitions to add employees, complementary companies, programs, products, technologies, or revenue. For example, on August 31, 2026, we acquired Cylinder Health, Inc., a provider of virtual-first digestive healthcare. These transactions entail numerous risks and could be material to our business, results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology, including Cylinder, has created, and will continue to create, unforeseen operating difficulties and expenditures. Furthermore, an acquisition may not result in the benefits we anticipate.
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
In addition, market acceptance, understanding, and valuation of and consumer perceptions of platforms and programs that incorporate AI Technology are uncertain and the perceived value of our AI Technologies could be inaccurate. For example, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI Technologies, could impair the acceptance of such AI Technologies, including those incorporated in our platform and programs. Our failure to successfully develop AI Technologies in our platform could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve, and diversify our platform and programs; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.
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

Already, certain existing legal regimes, such as various U.S. and state governmental and regulatory agencies relating to data privacy and medical and physical therapy practice, regulate certain aspects of AI Technologies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, consumer protection, cybersecurity, and data protection laws to AI Technologies or are considering general legal frameworks for the regulation of AI Technologies. In the United States, while there is no comprehensive federal AI legislation, legislation related to AI Technologies has been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act of 2018 (“CCPA”) regarding the use of automated decision-making technology which became effective on January 1, 2026 and requires businesses using automated decision-making technology to comply with certain notice, opt-out and access request requirements by January 1, 2027. California also enacted several new laws in 2024 and 2025 that further regulate use of AI Technologies and provide consumers and patients with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI or prohibiting AI systems from using professional terminology, interface elements or branding that suggest or imply medical authority or licensed professional involvement when no such oversight exists. Other states have also passed AI-focused legislation, such as Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions, and the recent Texas Responsible Artificial Intelligence Governance Act (“TRAIGA”), which requires disclosures to patients when AI systems are used by healthcare providers to support diagnosis or treatment planning and permits such AI use only where healthcare providers review all AI-generated records to ensure the data is accurate and properly managed. However, the status of such state laws is currently uncertain as the federal government takes steps towards establishing broad federal AI regulation that could preempt all or some state law. Changing or additional regulations may impact our ability to develop and use AI Technologies in the future.
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
As of September 30, 2026, we owned 35 issued patents and 90 pending patent applications in the United States as well as 9 pending PCT applications, over 50 foreign issued patents and over 60 pending foreign patent applications. Our patents issued in the United States begin expiring in July 2033, excluding any patent term adjustment. The patent positions of technology and virtual care companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach, and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be issued. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the inventorship, validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition. It is also possible that third parties, including our competitors, may have or obtain patents relating to technologies that overlap or compete with our platform and programs. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our platform and programs, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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

It is possible that governmental authorities will conclude that our business practices, including certain revenue-sharing and lead generation agreements with our partners or equity arrangements with our physicians, physical therapists, health coaches, registered dieticians, or other licensed healthcare professionals, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our affiliated professional entities’ operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us or our affiliated professional entities now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, results of operations, and financial condition.
Legislative or regulatory healthcare reform measures may make it more difficult and costly to operate our business, or to do so profitably. Accordingly, such legislative or regulatory healthcare reform measures may have a material adverse effect on our business, results of operations, and financial condition.
Federal and state governments in the U.S. and foreign governments have and continue to propose and pass a number of legislative and regulatory initiatives to contain or reduce healthcare costs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), made major changes in how healthcare is delivered and reimbursed, including comparative effectiveness research initiatives and payment system reforms such as shared savings pilots and other provisions.
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
Our contractual relationships with Hinge Health Digital P.C., our affiliated professional entities, may implicate certain state laws that generally prohibit the practice of medicine or other licensed professions, including physical therapy, by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment (such activities generally referred to as the corporate practice of medicine) or engaging in certain practices such as fee splitting with such licensed professionals. These prohibitions exist in some form, by statute, regulation, board of medicine or physical therapy, or attorney general guidance, or case law, in certain of the states in which we operate. The interpretation and enforcement of these laws vary significantly from state to state, and in certain states, such as Oregon, California, Massachusetts and New York, existing regulations are being introduced, amended and/or new statutes are being enacted to further restrict the corporate practice of medicine, in particular where the regulators perceive increasingly undue control or restriction over the practice of medicine arising from relationships with lay entities, such as private equity groups and hedge funds. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, results of operations, and financial condition. Regulatory authorities, state boards of medicine, state attorneys general, and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services or that our arrangements with our affiliated professional entities constitute unlawful fee splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our affiliated professional entities to bring our activities into compliance with such laws. A determination of noncompliance, or the termination of or failure to successfully restructure these relationships, could result in disciplinary action, penalties, damages, fines, or a loss of revenue, any of which could have a material and adverse effect on our business, results of operations, and financial condition. State corporate practice and fee splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals from providing clinical services to members of the health plans with whom we contract.
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
We have obtained 510(k) clearance for our Enso device, and we expect we will pursue similar regulatory pathways in the United States with respect to potential modifications of our Enso device, where required, as well as any future device products, including any applications we may develop that otherwise meet the FDA’s definition of a medical device. However, if the FDA requires us to pursue alternate pathways, or otherwise go through a lengthier, more rigorous premarket review for our products than we had expected, our product introductions or modifications could be delayed or prevented, which would have a material impact on our business, results of operations and financial condition.
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
We and our third-party suppliers and manufacturers are required to comply with the FDA’s current Good Manufacturing Practice requirements for medical devices, known as the Quality System Regulation (“QSR”), which covers among other things, the procedures, methods and documentation for the design, testing, production, controls, quality assurance, handling, labeling, packaging, sterilization, storage, and shipping of medical devices, such as the Enso and Perifit devices that we provide to certain members in connection with our platform and programs. We are required to verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of third-party suppliers and subcontractors. Our device products remain subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.
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
•actual or anticipated fluctuations in our results of operations and financial condition;
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
Each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to 15 votes. As of September 30, 2026, our Founders, their affiliates and stockholders who owned more than 5% of our outstanding capital stock and their respective affiliates held, in the aggregate, a substantial majority of the voting power of our outstanding capital stock. As directors, and as an officer in the case of Mr. Perez, Messrs. Perez and Mecklenburg owe a fiduciary duty to our stockholders to act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Perez and Mecklenburg are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally.
As a result of our dual class structure, Class B common stockholders, including our Founders and their affiliates, are able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, particularly if they choose to act together. For example, these persons, if they choose to act together would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of substantially all of our assets. This concentration of ownership control may:
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
On November 10, 2025, our board of directors authorized the share repurchase program which authorized us to repurchase up to $250.0 million of shares of our outstanding Class A common stock. On July 29, 2026, our board of directors approved an increase to the program, resulting in $300.0 million of our Class A common stock available for future repurchase as of such date, for a total aggregate amount authorized under the program of $496.5 million. As of September 30, 2026, we had repurchased an aggregate of $222.4 million of our Class A common stock under the program, and $274.1 million remained available for future repurchase. The actual timing, manner, price and amount of any repurchases will depend on a variety of factors, including the prevailing stock price, trading volume, economic, market and business conditions, corporate and regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The share repurchase program could affect the trading price of our Class A common stock, increase volatility, and any repurchases under the program could diminish our cash and cash equivalents and marketable securities available to fund working capital, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The share repurchase program may be suspended, terminated or modified at any time for any reason, and we cannot guarantee that the share repurchase program will be fully consummated, or that it will enhance long-term stockholder value.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction thereof, the federal district court of the State of Delaware or other state courts of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action, suit or proceeding brought on our behalf, (B) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (C) any action, suit or proceeding arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), or (D) any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine; and (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint, although there is uncertainty as to whether a court would enforce this provision. Our amended and restated certificate of incorporation also provides that any person or entity purchasing or otherwise acquiring any interest in any security of us will be deemed to have notice of and consented to these provisions. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims solely under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
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

A failure to establish and maintain an effective system of disclosure controls and procedures and internal control over financial reporting could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
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
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
On November 10, 2025, the Company's board of directors approved a share repurchase program with authorization to purchase up to $250 million of its Class A common stock. On July 29, 2026, the Company's board of directors approved an increase to the program, resulting in $300.0 million of its Class A common stock available for future repurchase as of such date, for a total aggregate amount authorized under the program of $496.5 million as of such date. As of September 30, 2026, the Company had repurchased an aggregate of $222.4 million of our Class A common stock under the program, and $274.1 million remained available for future repurchase. The share repurchase program has no expiration date
The following table presents information with respect to the Company's repurchase of Class A common stock during the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program ($ stated in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	246,384	$87.14	246,384	$278,500
September 1, 2026 - September 30, 2026	49,588	$89.20	49,588	$274,100
	295,972	$87.47	295,972
(1)The average price paid per share excludes broker commissions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2026, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:
On September 14, 2026, Gabriel Mecklenburg, our Co-Founder and Executive Chairman, adopted a single Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) providing for the potential sale of up to 225,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock. The trading plan will not commence trading until Mr. Mecklenburg’s prior trading plan, dated June 12, 2026, has terminated pursuant to its terms and applicable cooling-off periods have been met. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or March 31, 2027.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.1*+	Office Lease Agreement, dated August 18, 2026, by and between 50 Beale Street LLC and Hinge Health, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________

+	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
*	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K.
#
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

HINGE HEALTH, INC.
Date: November 9, 2026	By:	/s/ Daniel Perez
Daniel Perez Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ James Budge
James Budge Chief Financial Officer (Principal Financial and Accounting Officer)